Form 10-K
period 2000-06-30
SYNQUEST INC
filed 2000-09-26
CIK 1082397

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-30963

                                 SYNQUEST, INC.
        (Exact name of registrant as specified in governing instrument)

                  GEORGIA                                        14-1683872
          (State of organization)                    (IRS Employer Identification No.)

             3500 PARKWAY LANE, SUITE 555, NORCROSS, GEORGIA 30092
              (Address of Principal Executive Offices -- Zip Code)

      Registrant's telephone number, including area code:  (770) 325-2000

          Securities registered pursuant to Section 12(b) of the Act:

        COMMON STOCK, $.01 PER SHARE                      THE NASDAQ STOCK MARKET
            Title of each class                  Name of each exchange on which registered

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing sale price on The Nasdaq Stock Market) on September 22, 2000 was approximately $82.6 million. As of September 22, 2000, there were 28,541,407 shares of common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held November 16, 2000 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SYNQUEST, INC.

                               TABLE OF CONTENTS

ITEM NO.                                                                  PAGE NO.
--------                                                                  --------
                                 PART I
ITEM 1.     BUSINESS....................................................      1
            Overview....................................................      1
            Market Opportunity..........................................      1
            Limitations of Existing Supply Chain Management Solutions...      2
            The SynQuest Solution.......................................      3
            Our Strategy................................................      3
            Core Functionality of Our Solutions.........................      5
            Our SynQuest One2One Solutions..............................      7
            Professional Services.......................................      9
            Customers...................................................      9
            Case Studies................................................     10
            Sales and Marketing.........................................     11
            Strategic Relationships.....................................     12
            Competition.................................................     13
            Research and Development....................................     13
            Intellectual Property.......................................     14
            Employees...................................................     14
ITEM 2.     PROPERTIES..................................................     14
ITEM 3.     LEGAL PROCEEDINGS...........................................     15
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     15
ITEM X.     EXECUTIVE OFFICERS OF THE REGISTRANT........................     16
                                PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................     18
            General.....................................................     18
            Recent Sales of Unregistered Securities.....................     18
            Use of Proceeds.............................................     19
ITEM 6.     SELECTED FINANCIAL DATA.....................................     20
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................     22
            Overview....................................................     22
            Recent Developments.........................................     24
            Results of Operations.......................................     24
            Fiscal Year Ended June 30, 2000 Compared to Fiscal Year
            Ended June 30, 1999.........................................     25
            Fiscal Year Ended June 30, 1999 Compared to Fiscal Year
            Ended June 30, 1998.........................................     26
            Quarterly Results of Operations.............................     27
            Liquidity and Capital Resources.............................     29
            Recent Accounting Pronouncements............................     31
            Year 2000 Computer Issues...................................     31
            Forward-Looking Statements..................................     31
ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................     38
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     39
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................     39
                                PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     40
ITEM 11.    EXECUTIVE COMPENSATION......................................     40
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................     40
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     40
                                PART IV
ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
            FORM 8-K....................................................     41

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We provide advanced e-business solutions designed to optimize the financial and operational performance of the supply chain. Our SynQuest One2One suite of software solutions enables our customers to fulfill each order they receive in the most profitable manner and to enhance competitiveness through improved customer service. Our solutions consider the relevant variables that affect the performance of the entire supply chain, including materials supply, manufacturing, distribution, transportation and trading partners. We help our customers improve their business performance, increase market share and enhance customer service by:

     - providing real-time management of every customer order to help achieve fast and reliable fulfillment; and

     - selecting the financially optimal, or profit maximizing, means of order fulfillment within the supply chain constraints and customer requirements.

     Our scalable solutions are designed for business-to-business e-commerce. We target traditional bricks and mortar companies with annual revenues between $100 million and $2 billion, web-based companies and market exchanges. We believe these companies face complex supply chain management challenges, but their limited resources and expertise require them to select solutions that are easy to use and quick to deploy. Our turnkey suite of products can be quickly implemented to deliver bottom-line savings and incremental revenue opportunities for customers. Our solutions readily interface with a broad range of our customers' existing enterprise applications, as well as the platforms of their web-based trading partners. As of June 30, 2000, we had implemented our solutions for over 100 customers. Our customers include The B.F. Goodrich Company, Ford Motor Company, Herman Miller, Inc.'s SQA Division, Nordstrom.com, Pioneer Electronic Corp., Reynolds Metals Company, STMicroelectronics N.V., and Titleist and Footjoy Worldwide.

MARKET OPPORTUNITY

  OUR ADDRESSABLE MARKET

     The supply chain management software and services market is projected to grow at a 40% compounded annual rate from $3.8 billion in 1999 to $20.3 billion by 2004, according to AMR Research, Inc., an independent market research company. In addition, we expect that as business-to-business e-commerce develops, supply chain management solutions will gain share in e-commerce application budgets. This will further increase the size of the potential market for supply chain management solutions. The e-commerce applications market is estimated to grow from $1.7 billion in 1999 to $16.0 billion by 2004, at a compounded annual rate of 56%, according to AMR Research.

  TRENDS DRIVING THE IMPORTANCE OF SUPPLY CHAIN MANAGEMENT IN THE E-BUSINESS SOLUTIONS MARKET

     Competitive pressure driven by the Internet. The Internet has allowed new competitors to emerge and existing competitors to compete in new ways. Today's increasingly competitive business environment and shareholder expectations have forced many companies to become more efficient while improving their flexibility and responsiveness to changing market conditions. In addition to facing higher product standards for quality, variety and price, businesses also recognize the need to shorten lead times, adjust production for frequent changes in customer requirements and quote more accurate and reliable delivery dates. Many companies seek to achieve growth through new distribution channels and superior customer service, rather than through product innovation. In response to these market forces, many companies are implementing supply chain management software solutions to improve the efficiency of their business processes.

     Growth of direct materials transactions through e-commerce. The volume of nonfinancial goods and services sold through business-to-business e-commerce is expected to reach $7.3 trillion worldwide in 2004, according to the GartnerGroup, a technology consulting and research firm. We believe that approximately 80% of this e-commerce will consist of direct materials, which are mission-critical materials, parts or components that are an element of an enterprise's finished product. Buyers of direct materials generally seek to exchange information with sellers across the life cycle of their relationship. For example, buyers may need to assess a supplier's ability to support potential business scenarios, such as the ability to meet volumes and delivery dates, before committing to purchase a product. These customers seek to make sourcing decisions that result in the lowest total delivered cost, which involves many factors other than price, and to easily ascertain the current status of each other. A typical manufacturing, distribution or retail company executes thousands of direct materials buy and sell transactions annually, many of which require coordinated execution. The supply chain management solutions used today by the majority of companies do not readily support high volume direct materials e-commerce.

     The need for mass customization. As customers increasingly demand goods tailored to their requirements, businesses seek to grow revenue by producing unique goods on a large scale. However, manufacturers often cannot cost-effectively maintain large inventory levels to meet anticipated demand. In addition, customers are demanding that mass customized products be delivered reliably and in less time, especially as the Internet raises expectations of delivery speed. To achieve fast, reliable and profitable mass customization, manufacturers will need to implement supply chain management solutions that can address each order and manage it profitably in real-time.

     The growth of market exchanges. Market exchanges, which are on-line intermediaries that connect fragmented buyers and sellers, represent a new and rapidly growing class of customers for supply chain management solutions. As of April 2000, there were over 600 market exchanges, which are expected to grow to 10,000 by 2003, according to NetMarketMakers.com, a market research firm. According to the GartnerGroup, 37% of the expected $7.3 trillion of business-to-business e-commerce transactions, or $2.7 trillion, will occur through market exchanges in 2004. As market exchanges move further into high volume direct materials transactions, they will face increasing supply chain coordination and customer satisfaction issues.

     Globalization. Several factors are increasing the globalization of markets, including the continued reduction in trade barriers, the Internet's ability to make market information available worldwide, increasing specialization and continued pressure to reduce costs and quickly penetrate new markets to sell existing products. Globalization will lead to companies interacting with more trading partners and a higher degree of outsourcing, resulting in larger and more varied supply chains. This shift will place more emphasis on the importance of supply chain management solutions that provide visibility and control.

LIMITATIONS OF EXISTING SUPPLY CHAIN MANAGEMENT SOLUTIONS

     We believe that existing supply chain management solutions do not fully address the business imperatives arising from the foregoing trends. We believe the primary limitations of existing solutions include the following:

     - Limited financial optimization capability. Most supply chain management solutions have limited capability to consider the financial impacts of supply chain decisions. Typically, these solutions consider financial impacts at an aggregate level, not on an order-by order basis, and therefore do not select a financially optimal result.

     - Lack of real-time management capability. Most supply chain management solutions address planning and execution as two separate activities. This limits effective decision-making over the supply chain and does not account for real-time events which impact the plan and, therefore, optimal execution.

     - Difficulty of deployment. The adoption of most supply chain management solutions has been limited due to the complexity of its implementation process. Successful implementation of these solutions often requires programming by operations research experts, which few companies have in-house.

THE SYNQUEST SOLUTION

     Our software solutions are designed to address the limitations of current supply chain management solutions and provide a comprehensive platform for our customers to address the trends shaping their businesses. The key elements of our solutions are as follows:

          Financial optimization. Each product in our SynQuest One2One suite of solutions is designed to achieve a single goal: financial optimization. Our solutions carry this financial optimization principle from developing a supply chain management strategy down to the individual order level and allow our customers to determine the profit margin contribution of each potential order before they accept it. This focus typically allows our customers to recover their investment in our products quickly.

          Real-time management. Our solutions are designed to create the plan, coordinate the execution and continuously control each order to facilitate fast and reliable fulfillment. After analyzing all relevant variables and selecting the financially optimal means of fulfillment, our software creates time-stamped operational plans that are disseminated for execution throughout the supply chain. As execution occurs, our software analyzes the events of the supply chain in real-time, publishes the impact of the events on order delivery, and re-plans as necessary to keep the orders on schedule. Our solutions analyze real-time changes in fulfillment constraints to redetermine the optimal means of fulfillment.

          Turnkey solutions. We offer turnkey solutions that are easy to deploy, interface readily with most existing enterprise systems and e-commerce platforms, and require little or no custom programming to implement. After easily linking to our customers' systems, our solutions use existing customer supply chain data to generate financially optimal fulfillment plans. In addition, the turnkey nature of our solutions is a competitive advantage because we can demonstrate, with little advance preparation and set-up, a prospective customer's ability to realize significant bottom-line savings with our solutions.

          Comprehensive, high-volume, high-performance solutions. Our solutions are comprehensive and operate robustly in a variety of environments. Our solutions cover the entire array of supply chain issues that arise from both short, vertical supply chains contained largely within a single enterprise to distributed, complex supply chains crossing numerous enterprises. As a result, our products are well suited for the most traditional industrial companies as well as newer web-based businesses and market exchanges. Our products are built to address the performance requirements of large, complex supply chains and business-to-business e-commerce, and to operate in mission-critical situations. We combine advanced computing technologies, such as mixed integer programming and genetic algorithms, with multiple modeling techniques designed to maximize profitability and responsiveness.

OUR STRATEGY

     Our objective is to become the leading provider of advanced e-business solutions that optimize supply chain performance. We seek to enable our customers to successfully transform their businesses to maximize profitability and competitiveness. Our strategy to achieve this goal includes the following key elements:

          Increase our brand awareness. We focus on three types of customers: bricks and mortar companies, web-based companies and market exchanges. We plan to boost awareness of our company and our solutions through new marketing campaigns and additional strategic partnerships. Marketing campaigns may include advertising or public relations programs designed to reach our target audiences effectively. We will cultivate strategic partnerships with complementary business-to-business e-commerce companies, such as software solutions providers and systems integrators, to stimulate sales lead generation and offer more comprehensive solutions.

          Expand and deepen market coverage. We plan to expand our market coverage by increasing our direct sales force and building strategic alliances. We intend to increase our coverage of existing markets and to penetrate new geographic areas throughout Europe, Asia and the Pacific Rim. In certain markets, we plan to partner with resellers to expand our presence and support indirect sales efforts. We will also continue to market our software products aggressively to businesses that have already licensed one or more of our products. We believe that, as a result of the return on investment that we deliver to our customers, customers will encourage the use of our products throughout their enterprises and supply chains.

          Broaden and enhance our suite of products. We intend to leverage our expertise in supply chain management to build additional functionality into our products, increase their competitiveness and broaden their applicability for existing and new markets. We also plan to continue to build new solutions that address emerging trends in supply chain management and business-to-business e-commerce.

          Target additional vertical markets. We plan to further penetrate our current target industries and leverage our existing products' capabilities into new vertical markets. We intend to support these new verticals by hiring industry experts and expanding our products to address the specific challenges presented by each new market. We also expect that successful implementations in our existing vertical industries will present significant opportunities to license our products to our customers' trading partners in other vertical markets.

          Pursue strategic acquisition opportunities. We may pursue strategic acquisitions of complementary businesses, technologies, or products that will accelerate any of the elements of our strategy. We currently have no understandings, arrangements or agreements with respect to any potential acquisitions.

CORE FUNCTIONALITY OF OUR SOLUTIONS

     All of our solutions share a core functionality, the two key features of which are financial optimization and real-time management.

  FINANCIAL OPTIMIZATION

     Our products' financial optimization capability provides our customers with the ability to maximize profitability of each individual order or minimize costs while meeting order fulfillment constraints. Our customers view their supply chains as beginning with their customers and ending with suppliers. Those supply chains have many elements, including manufacturing plants, warehouses, suppliers and modes of transportation. Each supply chain element has certain capabilities, limitations and costs. When an order is placed, our solutions dynamically search through the supply chain to determine what combination of warehouses, plants, suppliers and transportation methods meets the delivery requirements of the order, taking into account the capabilities and limitations of each supply chain element and the impact of existing orders on those elements. That dynamic search includes assessing alternative paths through the supply chain to find the single path that meets the delivery requirements with the lowest combined warehousing, manufacturing, transportation and supplier costs. The diagram below illustrates financial optimization.

                       FINANCIAL OPTIMIZATION OF AN ORDER

     The order sourcing route is dynamically chosen based upon the capacity, lead time and cost of all of the supply chain's resources.

                                    (Chart)

Result: The order is sourced for the required or best possible delivery date and the lowest total delivered cost.

  REAL-TIME MANAGEMENT

     Real-time management means planning, execution and control. The real-time management capability of our solutions allows our customers to create the plan, coordinate the execution and continuously control an order to facilitate its fulfillment with the highest reliability in the shortest possible time. After an order is dynamically sourced, all required actions, timing and interrelationships are established and tracked throughout the supply chain. As events in the supply chain occur, they are compared in real-time to the planned events to detect any deviations from the sourcing plan. As deviations are detected, our solutions project the impact of a deviation on the delivery of the order. For instance, if a supplier were expected to deliver 100 input materials on a particular date but actually delivered only 50, our solutions would project the impact on the order and automatically determine its new delivery date. Our solutions can quickly replan orders and select alternate paths or sequences through the supply chain in order to maintain the delivery schedule if possible. By constantly tracking the order through its life cycle, real-time management also improves the speed of an order by minimizing order idle time. The diagram below illustrates real-time management.

                        REAL-TIME MANAGEMENT OF AN ORDER

     Our solutions track execution of the order, analyze performance deviations for their impact on the delivery date, and re-plan, if necessary, to place the impacted order back on schedule.

                                    (Chart)

Result:  Orders are reliably delivered within the shortest possible time.

OUR SYNQUEST ONE2ONE SOLUTIONS

         PRODUCT                  PRIMARY BENEFIT            FEATURES/FUNCTIONALITY
  SUPPLY CHAIN DESIGN       Designed to assemble supply  - Determines the supply chain
  ENGINE                    chains to optimize delivery    network and product flow
                            performance and              - Optimizes on-time delivery
                            profitability                  and demand fulfillment
                                                           profitability
                                                         - Considers trade-offs between
                                                           capital investment and
                                                           operational costs
  INBOUND PLANNING ENGINE   Designed to determine how    - Considers supplier,
                            to move inbound materials      transportation and customer
                            through the supply chain to    constraints and costs
                            result in the lowest total   - Creates a transportation plan
                            delivered cost                 that minimizes the
                                                           combination of
                                                           transportation, inventory and
                                                           customer handling costs
                                                         - Synchronizes inbound
                                                           logistics with production or
                                                           outbound distribution
                                                           requirements
  TACTICAL PLANNING ENGINE  Designed to produce a plan   - Models costs, capacities and
                            that maximizes margin          lead times throughout the
                            contribution across the        supply chain
                            supply chain                 - Determines what combination
                                                           of products should be sold to
                                                           maximize margin contribution
                                                         - Selects suppliers and
                                                           allocates supply chain's
                                                           resources to support the
                                                           sales plan
  OPEN DEMAND ENGINE        Designed to generate an      - Manages multiple demand
                            accurate, unified customer     streams, including
                            demand forecast for sales,     collaboration with web-
                            marketing, manufacturing,      enabled trading partners
                            distribution, finance and    - Maintains unconstrained and
                            trading partners               profit-constrained sales
                                                           forecasts
                                                         - Monitors sales activities
                                                           against forecasts and tracks
                                                           forecasting accuracy

         PRODUCT                  PRIMARY BENEFIT            FEATURES/FUNCTIONALITY
  DYNAMIC SOURCING ENGINE   Designed to manage multiple  - Models supply chain wide
                            orders across the supply       costs, inventories,
                            chain                          capacities and lead times
                                                         - Dynamically selects the most
                                                           cost-efficient path across
                                                           the supply chain for each
                                                           customer order
                                                         - Tracks the progress of an
                                                           order through the supply
                                                           chain
                                                         - Allows trading partners to
                                                           allocate capacity, inventory,
                                                           set pricing, receive
                                                           commitments and respond with
                                                           actual performance over the
                                                           Internet
  ORDER PROMISING ENGINE    Designed to determine the    - Considers the availability of
                            fastest and lowest total       materials, manufacturing,
                            cost way to deliver an         distribution, transportation
                            order                          capacity, costs and lead
                                                           times and finished goods
                                                           inventories
                                                         - Allows customers via the web
                                                           to determine delivery dates
                                                           for orders
                                                         - Allows manufacturers to
                                                           understand the potential
                                                           margin of that order before
                                                           making commitments
  VIRTUAL PRODUCTION        Designed to provide          - Creates and publishes to-
  ENGINE                    real-time management of        the-second production
                            production orders              schedules that optimize order
                                                           fulfillment based on cost,
                                                           on-time shipment and total
                                                           order cycle time
                                                         - Monitors and projects the
                                                           impact of production events
                                                           as they occur on order
                                                           shipment
                                                         - Re-plans instantly to put
                                                           order shipment times back on
                                                           track
  CUSTOMER SERVICE ENGINE   Designed to provide          - Accesses and translates up-
                            real-time visibility to        to-the-second supply chain
                            customer order status          information into customer
                            across the supply chain        information
                                                         - Creates personalized views of
                                                           the supply chain information
                                                           for individual customers

PROFESSIONAL SERVICES

  IMPLEMENTATION METHODOLOGY

     We use an implementation methodology that we call the SynQuest Optimal Performance Path. Our methodology consists of an end-to-end framework that enables our customers to identify, maximize and take advantage of significant opportunities for business improvement through supply chain management. We begin the Optimal Performance Path program at the first meeting with each prospective customer, and we continue it until our customers have achieved their desired business results. We believe the continuity of our approach helps our customers achieve measurable benefits quickly.

     The initial phase of the Optimal Performance Path process centers around a Value Opportunity Assessment, which is a formal analysis of the potential improvements in each prospective customer's supply chain. Our industry consultants conduct a site visit with the prospect, evaluate current conditions and produce a report that outlines a value proposition specific to each prospect's business goals. The value proposition specifically identifies achievable financial and operations improvements, including how our software will address the business issues, how to proceed with the actual implementation and how to measure the delivered performance improvements. By using this approach, we are able to ensure that we understand and agree upon our prospect's opportunities for improvement as well as the solutions that are necessary to produce the anticipated results. After we finalize the sale, the opportunities identified in the Value Opportunity Assessment become the benchmark goals for implementation, the second phase of the Optimal Performance Path process.

     The implementation phase is designed to rapidly achieve the agreed upon business objectives. We use two teams, an implementation team and a performance team, working together to achieve the business objectives. The implementation team installs and integrates the software to support the new business processes. The performance team consists of senior management of the customer, our partners and ourselves and addresses business issues that arise to keep the implementation progressing as quickly as possible. This two team process continues until we have achieved the business goals that were identified during the Value Opportunity Assessment. Because of our implementation process, we are able to install the software and produce results in as little as 90 days.

  MAINTENANCE AND OTHER SERVICES

     Maintenance. We provide full maintenance and support of our solutions to our customers who choose to purchase an annual maintenance agreement. As long as a maintenance agreement is in effect, our customers will receive all software fixes and release enhancements as agreed upon in the contract documents and license agreements. The maintenance program also includes up to 24-hour customer service support to answer technical questions, assist in solving technical issues, report product discrepancies, or request enhancements. Standard customer service support is available during normal business hours. An extended customer service support option is available which includes seven-day, 24-hour customer service.

     Strategic Consulting. Our consultants are available to work on select strategic supply chain projects. We can help our customers develop custom supply chain network plans to achieve their business goals. We apply these resources as necessary to solve a wide range of complex supply chain problems.

CUSTOMERS

     We target three types of customers: bricks and mortar companies, web-based companies and market exchanges.

     - Bricks and mortar companies typically attempt to differentiate themselves from their competitors through responsiveness and reliability while achieving a competitive cost advantage. Targeted bricks and mortar companies have complex products or supply chain processes, such as multiple suppliers, plants and warehouses, complex orders, significant inventory carrying costs and alternative transportation modes. They are also producing or distributing mass customized products.

     - Web-based companies have a strong web presence and accept orders over the Internet but rely heavily on the supply chain assets of other companies. Targeted web-based companies have complex order requirements and seek to fulfill orders as profitably as possible. They must have intimate knowledge of the capabilities and current status of the supply chain assets of their trading partners to profitably service their customers.

     - Market exchanges are typically businesses that have a web presence and offer direct materials procurement services to buyers and sellers using their exchange. Targeted market exchanges offer services for coordination of complex orders, sourcing of materials for lowest total delivered costs and/or have sellers that seek to sell excess capacity.

     As of June 30, 2000, we had over 100 customers, operating in vertical markets such as automotive and aerospace, electronics and electrical, fabrication and assembly, printing and packaging, industrial and general business industries. The following chart highlights representative customers in these industries:

       AUTOMOTIVE/AEROSPACE           ELECTRONICS/ELECTRICAL          FABRICATION/ASSEMBLY
       --------------------           ----------------------          --------------------
     The B.F. Goodrich Company       Pioneer Electronic Corp.           Eaton Corporation
        Ford Motor Company           Ryobi North America, Inc.      Herman Miller, Inc.'s SQA
      Reynolds Metals Company         STMicroelectronics N.V.               Division
             Sagem SA                 State Industries, Inc.         Ingersoll-Rand Company
      Tenneco Automotive Inc.                                         Irwin Seating Company
                                                                  Sauder Woodworking Co., Inc.

        PRINTING/PACKAGING                  INDUSTRIAL                  GENERAL BUSINESS
  -------------------------------  -----------------------------  -----------------------------
  CCL Custom Manufacturing, Inc.   Commonwealth Industries, Inc.              AmBev
      Chesapeake Corporation              Pfaudler, Inc.             Cara Operations Limited
      Crane Plastics Company           Wolverine Tube, Inc.              Kellogg Company
   Graphic Packaging Corporation                                          Nordstrom.com
  Titleist and Footjoy Worldwide                                      Sara Lee Corporation
                                                                   United Parcel Service, Inc.

     We have historically derived a significant portion of our revenues from relatively few customers. In fiscal 2000, Ford Motor Company accounted for 21% of our total revenues. In fiscal 1999, Moore Corporation, Limited accounted for 20% of our total revenues and, in fiscal 1998, Moore Corporation, Limited accounted for 17% of our total revenues.

CASE STUDIES

     The following case studies illustrate the benefits that our solutions have provided to sample customers.

  HERMAN MILLER'S SQA DIVISION

     Company Background. Herman Miller's SQA Division manufactures and distributes custom office furniture. The typical delivery time in the custom office furniture industry is four to eight weeks, with little on-time reliability. Herman Miller's SQA Division had already achieved delivery times of as little as two weeks using streamlined methods and the deployment of a PC-based order configuration system.

     Issue. Herman Miller's SQA Division receives an average of 300 customer orders daily, which results in more than 3,000 work orders for production. Manufacturing companies typically perform work sequentially, with a product moving from department to department until it is completed. This method of manufacturing wastes time as products are moved from station to station with idle time at each station. Herman Miller realized that to reduce lead times significantly, it needed to coordinate assembly and reduce product idle time.

     SynQuest Solution. To accomplish these tasks, Herman Miller's SQA Division selected our Virtual Production Engine in 1996 to enable it to keep pace with growing demand for its products and to create a paperless, real-time environment for improved manufacturing flexibility. Herman Miller's SQA Division implemented our software at its Holland, Michigan facility within 28 weeks. A second implementation was deployed in Rocklin, California eight weeks later. In 1999, Herman Miller's SQA Division used the Internet to integrate its suppliers with Virtual Production Engine to speed delivery of materials to its production facilities.

     Results. During the first 18-month period of live use, Herman Miller's SQA Division gained the following performance improvements:

     - On-time shipment reliability increased from 87% to over 99%;

     - Average order cycle time dropped from 16 days to five days;

     - Herman Miller's SQA Division ranked first in the furniture industry for quick and complete delivery, delivery when promised and service, according to an independent survey referenced by Supply Chain Management Review, an industry publication;

     - Annual inventory turns increased by approximately 250% to over 50; and

     - Herman Miller's SQA Division reduced its direct materials lead-time to four hours prior to use in production.

  CHESAPEAKE DISPLAY AND PACKAGING COMPANY

     Company Background. Chesapeake Display and Packaging Company, or CD&P, is a provider of global merchandising services and a wholly owned subsidiary of Chesapeake Corporation, a specialty packaging and merchandising service provider. The company converts paperboard and other materials into displays, produces packaging products and offers merchandising services such as fulfillment. Since 1990, CD&P has experienced double-digit growth annually while adding services and facilities. The company's network of sales, design, manufacturing, custom packaging and fulfillment facilities is strategically positioned across the United States, Canada and Western Europe to ensure responsiveness and efficiency.

     Issue. CD&P's retail customers began to dictate not only what the company should deliver, but when and how it should make these deliveries. CD&P began the search for a supply chain software vendor to help reduce inventory, accommodate last-minute customer changes and maintain its competitive advantage.

     SynQuest Solution. To accomplish these tasks, CD&P purchased our Virtual Production Engine, Tactical Planning Engine and Dynamic Sourcing Engine in early 1998 for three manufacturing facilities, two sub-assembly facilities and six fulfillment facilities.

     Results. Using our software, CD&P has reduced cycle times, inventory and work-in process, and is linking to its suppliers via the Internet. For example, the company builds ahead of time some of the displays and individualizes them after the customer's order is received. It does this at multiple sites in multiple states and regions. Its previous system could not provide inventory status on work-in-process, making inventory difficult to manage. Prior to implementing our solution, the company's inventory covered one million square feet. By reducing work-in-process and finished goods inventory, the company has been able to close four warehouses, resulting in a substantial reduction of overhead.

     Additional improvements include:

     - CD&P cut manufacturing cycle time by up to 50% and

     - CD&P improved scheduling of work centers and reduced overrun quantities by up to 50%.

SALES AND MARKETING

     As of June 30, 2000, our sales and marketing organization consisted of 71 individuals, of whom 57 were based in North America and 14 were based in Europe. Our 26 direct sales representatives are supported by a team of 18 pre-sales consultants for business, product and technical expertise throughout the sales cycle. The majority of our direct sales force is organized by geographical areas. Consistent with our strategy to focus on vertical markets, we intend to continue to assign some of our sales representatives to specific industries. Our North American sales offices are located in Atlanta and Chicago. Our European sales and marketing office is headquartered in London, with an additional sales office in Paris.

     We will continue our initiatives to sell and support our software through resellers and distributors for specified product types and in multiple geographic regions. We have established distributor relationships in Latin America and Eastern Europe.

     Our marketing efforts focus on two categories of lead generation programs: programs that are jointly planned, funded and executed with our strategic partners; and programs that are designed and implemented by our in-house marketing team. An advertising agency and a public relations firm assist our internal team.

     Both types of lead generation programs are used to target audiences throughout North America and Europe. Specific tactics used in these marketing initiatives include public relations, advertising, trade shows, alliance programs, seminars, direct mail and telemarketing. In addition, an internal and external website, product collateral, case studies, white papers and presentations are available to support the marketing programs.

STRATEGIC RELATIONSHIPS

     We are building and maintaining significant working relationships with complementary vendors. We believe this will contribute considerably to our success through lead generation and improving our implementation capabilities.

     We are an IBM Business Partner, working with multiple organizations within IBM. We have marketing relationships with the Global Midmarket Business unit and the AS/400 Server Group, through jointly funded lead generation and awareness programs. The IBM Manufacturing Industry Solutions Unit develops, installs and supports a SynQuest/J.D. Edwards World integration product. IBM Global Services has built an implementation and consulting practice for our products with more than ten trained and deployed IBM consultants. We are also in the process of developing additional relationships with other IBM organizations.

     We have entered into formal strategic partnership agreements with leading systems integrators and consulting companies including Deloitte & Touche Management Solutions and BORN Information Services. These companies complement our expertise in integrating and implementing SynQuest One2One e-business solutions. We expect that these companies may become implementation partners in the future.

     We have been a business partner of J.D. Edwards for over three years and, as of September 1999, we were named its preferred advanced planning and scheduling partner for discrete manufacturing. We have also created a joint offering with IBM and J.D. Edwards for the industrial fabrication and assembly market called Supply Chain Advantage. With J.D. Edwards, we have developed standard integration for its OneWorld solution and our SynQuest One2One solutions.

     We have relationships with several enterprise resource planning vendors and are a certified SAP Complementary Software Partner and a member of the Oracle Partner Program. Our solution has been certified for integration compliance with SAP R/3, an enterprise resource planning system. Participation in the Oracle Partner Program entitles us to benefits that reach beyond basic development capabilities and product support. In addition to the technical aspect of our relationship, we have access to a large number of Oracle resources such as discounted education, training and sales and marketing tools. We are an authorized reseller of Oracle Application Specific Database products, which further enhances our ability to sell a complete solution to our customers.

     As we increasingly work with web-based companies and market exchanges, we seek to partner with companies that can strengthen our market position. We have joint marketing relationships with InterWorld, a web-based sell side solution, BEA Systems, an Internet infrastructure provider, Arborex, a packaging materials market exchange, and WebPLAN, a high-tech electronics supply chain solution vendor.

COMPETITION

     The e-business supply chain management solutions market is relatively new and growing rapidly. We generally differentiate ourselves from our competitors through our explicit ability to optimize financial performance, our real-time management and ease of deployment.

     We compete primarily with supply chain management solutions vendors, including i2 and Manugistics, both of which are significantly larger than us. i2 provides customers with software solutions for supply chain management, customer management and product life cycle management. i2 competes across a broad range of vertical markets. Manugistics offers a wide range of supply chain management products targeted towards consumer products companies.

     A large number of traditional software vendors, including Demantra, Descartes and Manhattan Associates, provide specialized applications that generally fall into the broad category of supply chain management. This includes vendors of full function demand forecasting, transportation planning and management, warehouse management and other logistics related applications. Others provide finite capacity scheduling, geared either to process or discrete manufacturers. Some of these solutions, such as warehouse management, are complementary and we have plans to expand our partnerships in those areas. We believe that most customers prefer to have a broader set of applications that can solve an entire business process.

     A number of web-based solution vendors, including Commerce One and Ariba, have entered the supply chain management market. We believe that these vendors fall into three categories: competitors, potential partners and prospects. Web-based competitors face the same issue as enterprise resource planning vendors, acquiring domain expertise. We believe that many of the emerging web-based supply chain management solutions represent strong opportunities for partnerships that can provide more value to our customers and prospects. These same vendors are also potential users of our solutions to expand their capabilities. Further, some companies have relied on in-house development to satisfy their needs for supply chain management solutions. Typically, these companies have focused on developing specialized supply chain solutions, not a broad suite of capabilities. We believe that the number of companies pursuing in-house development of supply chain management solutions will become insignificant as companies seek to deploy a broad range of supply chain capabilities and do not have the required domain expertise.

     In addition most of the major enterprise resource planning vendors offer, or have announced plans to offer, advanced planning and supply chain functionality into their solutions. SAP, PeopleSoft, Baan, Oracle and J.D. Edwards rely on supply chain management software to enhance their product offerings. Their supply chain planning products are designed for integration with their transaction applications and not for the heterogeneous application environments of our prospective customers. These companies have very large installed customer bases and they have substantially greater financial, technical and marketing resources than we do.

RESEARCH AND DEVELOPMENT

     As of June 30, 2000, we employed 78 individuals in our research and development groups located in Clifton Park, New York and Arlington, Virginia including a core group of operations research specialists focused on new and better technologies for solving supply chain problems. In addition, we use outside programming resources to supplement our base staff from time to time. We spent $10.0 million on research and development expenses in fiscal 2000, $10.2 million in fiscal 1999 and $9.4 million in fiscal 1998.

     Through a combination of investments in internal development, outsourcing and alliances, we have significantly expanded the scope of our products over the past 18 months. Due to the evolving nature of the market, we intend to continue to maintain a high level of investment in new product development and enhancements, either internally or through external sources. Periodically, we undertake advanced development projects, which may be partially or wholly funded by customers that wish to deploy technology that sets them apart from their competition. These projects have led to breakthroughs that emerge as new standard products for the broader market, such as the Inbound Planning Engine, which we developed in conjunction with Ford Motor Company.

     We adhere to industry standard methods whenever possible. Our products are built to support standards such as J2EE and Microsoft COM. We use industry standard languages such as Java, Microsoft Visual C++ and Visual Basic. We rely on component and object oriented engineering methodologies to develop our products.

     We are an innovative technology provider in several areas within the supply chain management market, including product architecture and communications. We use a multi-tier, component based architecture for scalability and ease of deployment. Our architecture separates data, business logic and presentation/communication services to make distribution of the systems across multiple entities easier. All communications with the business logic is conducted through applications programming interfaces. These interfaces allow us to offer our customers the ability to use one solution to interact through browsers and Microsoft Windows-based interfaces, as well as connect to legacy applications and web-based business-to-business e-commerce solutions. Along with the industry standards, we use proprietary technology where necessary to provide added value. For example, we have developed our own code generation technology that allows us to rapidly build a large number of application programming interfaces simultaneously supporting XML and C-based communications.

     Our products operate on IBM RS/6000 AIX, IBM AS/400, HP-UX, Sun Solaris and/or Microsoft NT servers and browsers or networked PC clients with Microsoft Windows 95(R) and NT(R), although not every product is yet available for all platforms. The Oracle Corporation and the IBM Corporation provide relational database support.

INTELLECTUAL PROPERTY

     Our success and ability to compete are dependent upon continuous improvements of our existing product portfolio and the continued development of new solutions. To protect our technology, we rely primarily on copyright, trade secret and trademark laws. In the ordinary course of business, we enter into confidentiality or license agreements with our employees, consultants and corporate partners that control access to and distribution of our software, documentation and other proprietary information. In addition, we license our products to end users in object code, machine-readable format and our license agreements generally allow the use of our products solely by the customer for internal purposes without the right to sublicense or transfer the products.

EMPLOYEES

     As of June 30, 2000, we had 209 full-time employees, of whom 78 were engaged in research and development, 71 in sales and marketing, 44 in service and support and 16 in finance, administration and operations. None of our employees are represented by a labor union. As of June 30, 2000, we had 184 employees located in North America and 25 employees located in Europe. We believe that our employee relations are satisfactory.

ITEM 2.  PROPERTIES

     We lease 18,452 square feet of office space for our executive offices in Norcross, Georgia under a lease that expires in January 2006. We also lease office space in Clifton Park, New York; Chicago, Illinois; York, Pennsylvania; Arlington, Virginia; Paris, France; London, England; and Gorinchem, Netherlands.

ITEM 3.  LEGAL PROCEEDINGS

     We currently are not a party to any litigation that we believe could have a material adverse effect on us or our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 21, 1999, we held an annual meeting of the shareholders to elect Joseph Trino, Paul Bender, Henry Kressel, Joseph Landy and Alfred Grunwald as directors until the annual meeting in 2000 and to increase the number of shares of common stock authorized for issuance under the 1997 option plan to 3,800,000 shares. Our holders of common stock voted as one class with the holders of our Series B preferred stock, Series D preferred stock, Series F preferred stock and Series G preferred stock. The voting results were as follows:

                                                              FOR      WITHHELD   ABSTAIN
                                                              ---      --------   -------
Joseph Trino.............................................  6,972,466     8,052         --
Paul Bender..............................................  6,972,466     8,052         --
Henry Kressel............................................  6,972,466     8,052         --
Joseph Landy.............................................  6,972,466     8,052         --
Alfred Grunwald..........................................  6,972,466     8,052         --

                                                              FOR      AGAINST    ABSTAIN
                                                              ---      -------    -------
Amendment to Stock Option Plan...........................  6,750,514    82,994    157,010

     On May 17, 2000, we held a special meeting of the shareholders to amend and restate the Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock, to eliminate the authorized shares of Class A common stock and to make Series C preferred stock convertible into common stock. Shareholders of Series C preferred stock voted as a separate class. The holders of all of 2,376,651 shares of Series C preferred stock voted for the proposal. Holders of common stock, Series B preferred stock, Series D preferred stock, Series F preferred stock and Series G preferred stock voting as a group voted 8,344,647 shares for the proposal, 37,562 shares against the proposal and 3,744 shares abstained from voting.

     On June 26, 2000, we held a special meeting of the Series B, D and G preferred shareholders to authorize and approve the payment of the accrued and unpaid dividends on our outstanding preferred stock in the form of a newly created Series H junior convertible preferred stock. Holders of Series B, D and G preferred stock all voted as separate classes. The holders of all of 540,016 shares Series B preferred stock voted for the proposal. The holders of all of 3,692,618 shares Series D preferred stock voted for the proposal. Holders of Series G preferred stock voted 3,706,382 shares for the proposal, no shares against the proposal and 25,057 shares abstained from voting.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Joseph Trino...........................  51    Chairman of the Board and Chief
                                                 Executive Officer
Timothy Harvey.........................  44    President and Chief Operating Officer
Paul Bender............................  64    President, Bender Consulting Division
John Bartels...........................  56    Executive Vice President, Finance and
                                                 Administration
Christopher Jones......................  41    Executive Vice President, Corporate
                                                 Development and Marketing
Ronald Nall............................  53    Executive Vice President, Product
                                                 Delivery
Mark Simcoe............................  43    Chief Financial Officer and Treasurer
Fred Brown.............................  47    Senior Vice President, Field Services

     Joseph Trino has been our Chairman of the Board since September 2000 and our Chief Executive Officer since July 1996. He was our President from May 1994 to December 1999. From April 1992 to December 1993, Mr. Trino was President of Kaseworks, Inc., an Atlanta-based provider of application development tools. From January 1980 to April 1992, he was employed at Dun & Bradstreet Software Inc. From December 1988 to April 1992, Mr. Trino was President of Dun & Bradstreet Software's Manufacturing Systems Business Unit. Mr. Trino received a B.S. in Finance and Administration from Syracuse University.

     Timothy Harvey has been our President since December 1999 and our Chief Operating Officer since July 1998. From July 1996 to June 1998, he served as our Executive Vice President, Field Operations. From March 1988 to June 1996, Mr. Harvey was Vice President of worldwide field operations at Datalogix International, an enterprise resource planning vendor. From November 1982 to March 1988, Mr. Harvey held various positions at Management Science America, Inc., an enterprise applications provider in Atlanta, Georgia, later acquired by Dun & Bradstreet Software. Mr. Harvey also served for four years as an officer in the United States Marine Corps. Mr. Harvey received a B.S. in Business Administration from the University of Florida.

     Paul Bender has been President of Bender Consulting, a consulting division of our company, since June 1997 and a director since March 1998. From 1982 to June 1997, Dr. Bender was President of Bender Management, which was the predecessor to Bender Consulting. He is a founding member of the Council of Logistics Management and the Institute of Management Consultants. Dr. Bender received a B.A. and an M.S. in Electrical Engineering and a Ph.D. in Mathematics from the Swiss Institute of Technology.

     John Bartels has been our Executive Vice President, Finance and Administration since November 1997. He is responsible for our worldwide financial operations, including investor relations and human resources. From November 1995 to October 1997, Mr. Bartels was Senior Vice President and Chief Financial Officer of TSW International, Inc., an enterprise asset management software company that has since been acquired by Indus International, Inc. From 1993 until October 1995, he was Chief Financial Officer of Boral, Inc., a manufacturer of construction materials. From March 1974 to June 1991, Mr. Bartels was employed at Fuqua Industries, Inc., a diversified holding company, as its Senior Vice President and Chief Financial Officer. He is a certified public accountant. Mr. Bartels received a B.S. in Accounting and an M.B.A. from Florida State University.

     Christopher Jones has been our Executive Vice President, Corporate Development and Marketing since January 2000. From September 1998 to January 2000, he was our Senior Vice President, Marketing and Corporate Development. From May 1994 to September 1998, Mr. Jones was Vice President of enterprise applications, manufacturing and logistics research for GartnerGroup, Inc., a provider of information technology advisory services. From July 1981 to May 1994, he was employed by Kraft Foods in a variety of information technology and management roles. Mr. Jones received a B.S. in Electrical Engineering from Lehigh University.

     Ronald Nall has been our Executive Vice President, Product Delivery since July 2000. Mr. Nall has more than 20 years experience in the application software industry working for companies such as Oracle, EDS, Texas Instruments and Computer Associates. From March 1997 to April 1999, Mr. Nall served as Senior Vice President, Services and Products for PowerCerv, Inc., an integrated enterprise response provider. From June 1995 to March 1997, he was employed by Datalogix International as Senior Vice President, Product Research, Marketing and Development. Mr. Nall received a B.S. in Management and an M.B.A. from the University of West Florida.

     Mark Simcoe has been our Chief Financial Officer and Treasurer since July 1994. From April 1994 to June 1994, Mr. Simcoe was a consultant to us in the role of acting chief financial officer. From May 1992 to April 1994, Mr. Simcoe served as Executive Vice President and Chief Financial Officer of Kaseworks, Inc. He is a certified public accountant. Mr. Simcoe received a B.S. in Accounting, an M.B.A. and an M.S. in Tax Accounting from the University of Florida.

     Fred Brown has been our Senior Vice President, Field Services since January 2000. From November 1996 to December 1999, he was our Vice President, Field Services. From December 1991 to September 1996, Mr. Brown was Vice President, Pre-Sales at Datalogix. Mr. Brown attended North Carolina State University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GENERAL

     SynQuest completed its initial public offering on August 14, 2000 at $7.00 per share and, since August 15, 2000, its common stock has traded on the Nasdaq National Market under the symbol "SYNQ." During fiscal 2000, SynQuest's common stock was not publicly traded.

     On September 22, 2000, the last sale price of the common stock as reported on the Nasdaq National Market was $8.38 per share, and there were 227 holders of record of our common stock.

     Except for cash dividends payable in lieu of fractional shares of a preferred stock dividend, we have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     From July 1, 1997 through August 31, 2000, we issued the following securities that were not registered under the Securities Act of 1933, as amended:

  ISSUANCES OF CAPITAL STOCK

     In September 1997, we issued 2,500 shares of our common stock to a former independent consultant in consideration of the execution and delivery of a Release and Covenant Not to Sue.

     In January 1998, we issued 15,000 shares of our common stock to the shareholders of Manufacturing Execution Systems Associates, Inc. in consideration of their continued employment with us.

     In January 1999, we issued 15,000 shares of our common stock to the shareholders of Manufacturing Execution Systems Associates, Inc. in consideration of their continued employment with us.

     In March 1999, we issued and sold an aggregate of 5,636,071 shares of our Series G preferred stock to several accredited and institutional investors for an aggregate offering price of $35.0 million. Deutsche Bank Alex. Brown (formerly BT Alex. Brown Incorporated) served as exclusive placement agent for this offering. As consideration for its services, we paid Deutsche Bank Alex. Brown $2.2 million.

     In May 2000, we issued and sold an aggregate of 112,500 shares of common stock to Edward Scott, Jr., a member of our board of directors, for an aggregate purchase price of $900,000.

     In May 2000, we issued and sold an aggregate of 12,500 shares of common stock to Carolina Gutierrez for an aggregate purchase price of $100,000.

     In August 2000, we issued the following shares upon completion of our initial public offering of common stock:

     - 14,349,721 shares of common stock issued upon conversion of all of our outstanding redeemable preferred stock, plus accrued and unpaid dividends;

     - 3,246,280 shares of common stock issued upon conversion of our outstanding subordinated promissory notes held by E.M. Warburg, Pincus & Co. in the aggregate principal amount of $15.0 million plus accrued interest thereon; and

     - 3,430,835 shares of common stock issued upon the cashless exercise of warrants to purchase common stock held by E.M. Warburg, Pincus.

     No underwriters were used in the foregoing transactions. All sales of securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

  ISSUANCES OF NOTES AND WARRANTS

     On July 20, 1997, we issued and sold a $2.5 million subordinated promissory note and a warrant to purchase an aggregate of 714,286 shares of our common stock to Warburg, Pincus Investors, L.P. at an exercise price of $3.50 per share.

     In November 1998, we issued and sold a subordinated promissory note to Warburg, Pincus Investors, L.P. in an aggregate principal amount of $5.0 million. In accordance with its terms, the note was converted into an aggregate of 805,153 shares of Series G preferred stock upon the closing of the sale of the Series G preferred stock discussed above.

     In May 2000, we issued a warrant to purchase 400,000 shares of common stock at an exercise price of $8.00 per share in connection with a software license agreement.

     No underwriters were used in the foregoing transactions. All sales of securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

  GRANTS AND EXERCISES OF STOCK OPTIONS

     From July 1, 1997 through August 31, 2000, we have granted stock options to purchase an aggregate of 4,028,153 shares of common stock with exercise prices ranging from $2.75 to $8.00 per share, to employees, directors and consultants pursuant to our 1997 stock option plan. Of the options granted pursuant to our 1987 and 1997 stock option plans, 434,853 have been exercised for an aggregate consideration of $405,353 as of August 31, 2000. The issuance of common stock upon exercise of the options was exempt either pursuant to Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2), as a transaction by an issuer not involving a public offering.

USE OF PROCEEDS

     On August 11, 2000, registration statement no. 333-37518 was declared effective by the Securities and Exchange Commission. We received approximately $37.4 million of proceeds, net of underwriting discounts and commissions, from the sale of 5,750,000 shares of common stock under that registration statement. To date, we have used approximately $10.5 million of these net proceeds to repay outstanding indebtedness. The remaining proceeds will be used for working capital and general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this annual report. The selected financial data presented below have been derived from our financial statements which have been audited by Ernst & Young LLP, independent auditors.

     The following acquisitions occurred during the periods presented:

          - In September 1995, we purchased the intellectual property rights to Mandis software from Mandis International Limited. Management considered the intellectual property rights to be in-process research and development with no alternative future use and expensed the $2.5 million purchase price in fiscal 1996.

          - In February 1996, we purchased Log'In, S.A. We accounted for this acquisition under the purchase method of accounting. Management considered $3.1 million of the purchase price attributable to in-process research and development with no alternative future use and expensed this amount in fiscal 1996. The results of Log'In's operations subsequent to the date of acquisition are included in our operating results.

          - In November 1996, we purchased Manufacturing Execution Systems Associates, Inc., or MESAi, and accounted for this transaction under the purchase method of accounting. The results of MESAi's operations are included in our financial statements effective November 1, 1996.

          - In June 1997, we purchased Bender Management Consultants Inc. This acquisition was accounted for under the purchase method of accounting. Management considered $2.0 million of the purchase price to be in-process research and development with no alternative future use and expensed this amount in fiscal 1997. The results of operations of Bender Management Consultants are included in our financial statements effective June 1, 1997.

                                                    FISCAL YEAR ENDED JUNE 30,
                               ---------------------------------------------------------------------
                                  1996         1997           1998           1999           2000
                               ----------   -----------   ------------   ------------   ------------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees......  $    4,813   $     4,333   $     10,392   $     10,521   $     13,181
  Services...................       1,702         3,887          8,014         12,760         12,034
                               ----------   -----------   ------------   ------------   ------------
          Total revenue......       6,515         8,220         18,406         23,281         25,215
Operating expenses:
  Cost of license fees.......          --            11            524            576            497
  Cost of services...........       1,194         4,419          6,714          9,308          7,535
  Research and development...       5,193         6,320          9,368         10,179         10,002
  Purchased in-process
     research and
     development.............       5,568         2,083             --             --             --
  Sales and marketing........       3,553         6,344          9,485         13,731         14,351
  General and
     administrative..........       1,918         3,663          3,984          4,850          5,200
  Provision for doubtful
     accounts................         242         1,600            373            753            767
                               ----------   -----------   ------------   ------------   ------------
          Total operating
            expenses.........      17,668        24,440         30,448         39,397         38,352
                               ----------   -----------   ------------   ------------   ------------
Operating loss...............     (11,153)      (16,220)       (12,042)       (16,116)       (13,137)
Other income (expense):
  Interest expense...........        (658)       (1,501)        (3,539)        (3,526)        (2,723)

                                                    FISCAL YEAR ENDED JUNE 30,
                               ---------------------------------------------------------------------
                                  1996         1997           1998           1999           2000
                               ----------   -----------   ------------   ------------   ------------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
  Other income (expense).....          70            (6)            52             82             87
                               ----------   -----------   ------------   ------------   ------------
          Total other
            expense..........        (588)       (1,507)        (3,487)        (3,444)        (2,636)
Loss before income taxes.....     (11,741)      (17,727)       (15,529)       (19,560)       (15,773)
                               ----------   -----------   ------------   ------------   ------------
          Net loss...........     (11,741)      (17,727)       (15,529)       (19,560)       (15,773)
Accretion of redeemable
  preferred stock............        (790)       (1,309)        (1,833)        (2,534)        (3,659)
                               ----------   -----------   ------------   ------------   ------------
Net loss attributable to
  common stock...............  $  (12,531)  $   (19,036)  $    (17,362)  $    (22,094)  $    (19,432)
                               ==========   ===========   ============   ============   ============
Basic and diluted net loss
  per common share...........  $   (18.77)  $    (16.02)  $     (13.98)  $     (15.21)  $     (12.58)
                               ==========   ===========   ============   ============   ============
Weighted average number of
  shares used in computing
  basic and diluted net loss
  per common share...........     667,492     1,188,204      1,242,381      1,452,363      1,544,265
                               ==========   ===========   ============   ============   ============
Pro forma basic and diluted
  net loss per common share
  (unaudited)(1).............                                                           $      (0.88)
                                                                                        ============
Weighted average number of
  common shares used in
  computing pro forma basic
  and diluted net loss per
  common share (unaudited)...                                                             22,114,460
                                                                                        ============

---------------

(1) Reflects the August 2000 conversion of the following into shares of common stock at the initial public offering price of $7.00 per share, less underwriting discounts and commissions: (1) all outstanding redeemable preferred stock, plus accrued and unpaid dividends; (2) outstanding subordinated promissory notes, held by E.M. Warburg, Pincus in the aggregate principal amount of $15.0 million, plus accrued interest; and (3) the cashless exercise by E.M. Warburg, Pincus of all of its warrants. Does not include the 5,750,000 shares of common stock sold in connection with the initial public offering.

                                                                 AS OF JUNE 30,
                                              ----------------------------------------------------
                                                1996       1997       1998       1999       2000
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................  $    296   $    700   $    900   $    638   $    457
Working capital (deficit)...................    (5,231)   (19,560)   (35,012)   (22,423)   (36,686)
Total assets................................     4,761      6,532      9,844     11,656      8,923
Long-term debt, less current portion........       369        389        224        266        163
Redeemable preferred stock..................    15,334     20,706     22,051     57,256     60,916
Shareholders' deficit.......................   (19,968)   (38,546)   (55,411)   (77,523)   (94,413)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We develop, market and support supply chain management software that enables enterprises to optimize financial and operational performance across their supply chains. Since early 1999, we have begun to leverage our core competencies in supply chain management software by developing additional e-business products, as well as web-enabling our current products for use across customer supply chains. The addition of e-business products to our SynQuest One2One suite of solutions enables us to offer products that integrate and financially optimize a customer's web-enabled supply chain.

     Our fiscal year end is June 30. We generate revenues from two principal sources:

     - license fees derived from software products; and

     - professional services fees and maintenance and support fees derived from consulting, implementation, training and maintenance services and other technical support related to our software products.

     Software License Fees. Customers typically pay a one-time fee for a perpetual license to use our software products. The amount of the fee is based on the number of licensed sites, users and products. We require a written software license contract that typically provides for an initial payment upon execution of the license contract, followed by one or more periodic payments on dates specified in the contract. Payments are required to be made within one year of the contract date. Our initial software license arrangements with customers typically provide for a fee for the first year of maintenance and support services. We often negotiate contracts for specific implementation and training services following the initial software license contract.

     Our software licenses have principally been the result of direct sales to customers, and we expect that direct sales will continue to represent our principal selling method in the future. However, we have used and expect to continue to use independent resellers of our products in geographic areas where we do not believe it is cost-effective to establish a direct sales force. We rely on third parties such as business process improvement consultants, implementers of software systems and complementary software application providers to provide us with leads for potential new customers. Prior to mid-1999, we primarily depended on J.D. Edwards for our leads. During fiscal 2000, we entered into relationships with several new lead sources, substantially reducing our dependence on any single lead source.

     The sales cycle for our products is typically six to nine months, and software license revenues for a particular period are substantially dependent on orders received in that period. Furthermore, we have experienced, and expect to continue to experience, significant variation in the size of individual licensing transactions.

     We recognize software license revenue when a signed contract is obtained, shipment of the product has occurred, the license fee is fixed and determinable, collectibility is probable, and remaining obligations under the license agreement are insignificant. For software licenses which result from resellers or distributors sublicensing our products to end users, we do not recognize software license revenue until our products are licensed to the final end user and all other conditions for revenue recognition outlined in the previous sentence have been met. Our software arrangements often include multiple elements, each of which is available for sale and often is sold separately. If a software arrangement includes multiple elements, such as multiple software products, specified upgrades, maintenance and support and/or other services, we allocate the total software arrangement fee among each element of the arrangement. We use the residual method, as defined in Statement of Position No. 98-9, to allocate revenue to delivered elements once we have established our objective evidence for the value of all undelivered elements. Our objective evidence of fair value for undelivered maintenance and support services is based upon the then current standard renewal rate for these services and is not discounted. Our objective evidence of fair value for undelivered implementation and training services is based on our then current standard hourly rates for such services as they are sold separately and is not discounted. The remaining portion of the arrangement fee is allocated to the licensed software products. As a result, all discounts negotiated with our customers in multiple element arrangements are reflected as discounts to the license fee portion of the arrangement and are prorated across multiple software products, if there are multiple products, based on their list prices established by authorized management. Our revenue recognition is in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position Nos. 98-4 and 98-9. Prior to fiscal 1999, we recognized software license revenue in accordance with Statement of Position No. 91-1, meaning that we then recognized software license revenue upon shipment, provided we had a signed contract, that we had no remaining significant obligations to perform and that collection of payment was probable. Our adoption of the new standards in fiscal 1999 has not had a material effect on our revenue recognition.

     Services Revenue. Our services revenue consists principally of revenue derived from professional services associated with implementing our products and educating and training our customers' employees on the use of our products. In addition and to a lesser extent, our services revenue includes fees for ongoing maintenance and support, consisting primarily of customer technical support services and product upgrades and enhancements.

     Our implementation and training services are typically delivered on a time-and-materials basis or occasionally on a fixed-price basis. We recognize revenue from the services delivered on a time-and-materials basis as the services are performed. Revenue from fixed-price arrangements are recognized using a percentage-of-completion method based upon the cost incurred to date as a percentage of the total expected cost. Out-of-pocket expense incurred by our personnel performing professional services are reimbursed by the customer. Implementation and training services are generally completed four to nine months following execution of the license contract. However, implementations for customers licensing multiple products for numerous locations may take place over a longer period of time.

     As part of our maintenance and support services, we provide our customers with product upgrades and enhancements as well as user and technical support services for an annual fee. Most of our maintenance and support contracts are invoiced annually in advance, are renewable at the discretion of the customer and allow for future fee increases. The revenue from our maintenance and support services is recognized ratably over the term of the maintenance and support contract, which is generally 12 months. While a 90-day warranty is included in the initial software license, our maintenance and support contracts typically are entered into as of the date of the initial software license. Warranty claims are typically not material and customers are charged for support during the warranty period.

     Cost of License Fees. Our cost of license fees consists primarily of commissions or finder fees which we pay to third parties for providing us with a new customer lead and sub-license fees paid by us to third parties for software owned by a third party which we have licensed along with our products. Also included is the amortization of software acquired through business acquisition. We believe that our continued expansion of strategic alliances for sales lead generation may increase the future cost of license fees over historical levels both in dollars and as a percentage of total revenue.

     Cost of Services. Our cost of services consists primarily of personnel costs, including third-party consultants, and travel associated with providing consulting, implementation, training and maintenance and support services associated with our products.

     Research and Development. Our research and development costs consist primarily of personnel costs, travel, training and office facilities costs. We maintain a development staff to enhance our products and to develop new products. In accordance with Statement of Financial Accounting Standards No. 86, we expense software costs as incurred until technological feasibility of the software is determined and the recovery of the cost can reasonably be expected, after which any additional costs are capitalized. To date, we have expensed all software development costs because development costs incurred subsequent to the establishment of both technological feasibility and the reasonable expectations of cost recovery have been minimal.

     Sales and marketing. Our sales and marketing expenses consist primarily of personnel costs, commissions to employees, travel, promotional events such as trade shows, seminars and technical conferences and advertising and public relations programs.

     General and Administrative. Our general and administrative expenses consist primarily of personnel and other costs of our finance and human resources activities, as well as legal and audit fees, depreciation and other general corporate expenses.

     Backlog. Our product delivery lead times are very short and, consequently, substantially all of our license fee revenue in each quarter may result from contracts entered into in that quarter. Accordingly, we generally only maintain a significant backlog for our professional services and maintenance and support activities.

RECENT DEVELOPMENTS

     On August 11, 2000, a registration statement on Form S-1 for the initial public offering of our common stock was declared effective by the Securities and Exchange Commission. We received approximately $37.4 million of proceeds, net of underwriting discounts and commissions, from the sale of 5,750,000 shares of our common stock in the initial public offering at a price of $7.00 per share. Upon completion of the offering, all of the outstanding redeemable preferred stock, plus accrued and unpaid dividends as of August 13, 2000 converted into 14,349,721 shares of common stock. Our outstanding subordinated promissory notes held by E.M. Warburg, Pincus & Co., our principal shareholder, in the principal amount of $15.0 million plus accrued interest as of August 14, 2000 converted into 3,246,280 shares of common stock. We issued 3,430,835 shares of common stock upon the cashless exercise of warrants held by E.M. Warburg, Pincus which E.M. Warburg, Pincus had agreed to exercise upon completion of the offering.

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations data expressed as a percentage of our total revenue for the respective periods.

                                                                FISCAL YEAR ENDED JUNE 30,
                                                                ---------------------------
                                                                 1998       1999      2000
                                                                -------    ------    ------
Revenue:
  Software license fees.....................................      56.5%     45.2%     52.3%
  Services..................................................      43.5      54.8      47.7
                                                                ------     -----     -----
          Total revenue.....................................     100.0     100.0     100.0
Operating expenses:
  Cost of license fees......................................       2.8       2.5       2.0
  Cost of services..........................................      36.5      40.0      29.9
  Research and development..................................      50.9      43.7      39.7
  Sales and marketing.......................................      51.5      59.0      57.0
  General and administrative................................      21.7      20.8      20.6
  Provision for doubtful accounts...........................       2.0       3.2       3.0
          Total operating expenses..........................     165.4     169.2     152.2
                                                                ------     -----     -----
Operating loss..............................................     (65.4)    (69.2)    (52.2)
Other income (expense):
  Interest expense..........................................     (19.3)    (15.1)    (10.8)
  Other income (expense)....................................       0.3       0.3       0.4
                                                                ------     -----     -----
          Total other expense...............................     (19.0)    (14.8)    (10.4)
                                                                ------     -----     -----
Loss before income taxes....................................     (84.4)    (84.0)    (62.6)
                                                                ------     -----     -----
          Net loss..........................................     (84.4)%   (84.0)%   (62.6)%
                                                                ======     =====     =====

  FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

     Software License Fees Revenue. Revenue from software license fees increased 25.3% to $13.2 million in fiscal 2000 from $10.5 million in fiscal 1999. The increase was due to increased market acceptance of our software solutions, as well as the expansion of our sales force. During the fourth quarter of fiscal 2000, we entered into a $9.4 million agreement with Ford Motor Company. The agreement provided for the license of five of our standard software products, maintenance for one year and a warrant to purchase 400,000 shares of our common stock. We allocated approximately $6.9 million of the total fee to software licenses, $1.2 million to maintenance and $1.3 million to the fair value of the warrant. We shipped a portion of the software in June 2000 and recognized approximately $4.7 million of software license revenue. We expect to ship the balance of the products in the quarter ending September 30, 2000.

     During the first half of fiscal 2000, we believe that our software license revenue was negatively impacted by the following factors:

     - our traditional sources of customer leads did not meet our growth expectations during the period of transition to other lead-generation sources; and

     - during calendar 1999 potential customers' short-term focus of financial and manpower resources on Year 2000 issues postponed some potential customers' licensing decisions.

     In order to increase the quantity and quality of customer leads, we have entered into and continue to pursue relationships with third-party lead sources such as business process improvement consultants, implementers of software systems and complementary software application providers. During fiscal 2000, these efforts resulted in an increase in the quantity and quality of customer leads. We believe the increases in our partner relationships with third-party lead sources and the elimination of Year 2000 issues will continue to have a positive effect on our future revenues.

     Services Revenue. Revenue from services decreased 5.7% to $12.0 million in fiscal 2000 from $12.8 million in fiscal 1999. This decrease was the result of a decrease in our revenue from implementation and training services due to our implementation service provider partners performing a portion of the implementation services for our software customers, partially offset by an increase in maintenance and support revenue resulting from license contracts entered into during the past year. Management expects that the continued use of third-party software implementation providers as lead sources will have the future effect of reducing our implementation services revenue from customers referred to us by the implementation service provider.

     Total Revenue. Total revenue increased 8.3% to $25.2 million in fiscal 2000 from $23.3 million in fiscal 1999.

     Cost of License Fees. Cost of license fees decreased 13.7% to $497,000 in fiscal 2000 from $576,000 in fiscal 1999. This decrease resulted from a decrease in sub-license fees paid to third parties as a result of fewer products sub-licensed to our customers that were owned by third parties.

     Cost of Services. Cost of services decreased 19.1% to $7.5 million in fiscal 2000 from $9.3 million in fiscal 1999. This decrease was due to our decreased use of higher cost third-party consultants for implementation services.

     Research and Development. Research and development expenses were relatively consistent at $10.0 million in fiscal 2000 and $10.2 million in fiscal 1999. Although we have been developing additional e-business products and web-enabling our existing products over the past year, our research and development costs have remained stable. We were able to utilize existing resources and core competencies of our employees without adding additional personnel costs to develop these new products and enhancements to our existing products.

     Sales and Marketing. Sales and marketing expenses increased 4.5% to $14.4 million in fiscal 2000 from $13.7 million in fiscal 1999. This increase was due to an increase in compensation and related expenses associated with an increase in the number of sales personnel and presales consultants as we expanded our direct sales force to allow for future growth.

     General and Administrative. General and administrative expenses increased 7.2% to $5.2 million in fiscal 2000 from $4.9 million in fiscal 1999. This increase was the result of higher costs associated with the increase in our infrastructure to support our recent and anticipated growth.

     Provision for Doubtful Accounts. Our provision for doubtful accounts was relatively consistent at $767,000 in fiscal 2000 and $753,000 in fiscal 1999.

     Operating Loss. As a result of the above factors, our operating loss decreased 18.5% to $13.1 million in fiscal 2000 from $16.1 million in fiscal 1999.

     Other Income (Expense). Other income (expense) decreased 23.5% to $2.6 million in fiscal 2000 from $3.4 million in fiscal 1999. Other income (expense) consists almost entirely of interest expense. This decrease was due to lower average borrowings during fiscal 2000 as a result of the use of a portion of the proceeds from the sale of Series G preferred stock in March 1999 to reduce debt under our line of credit.

     Income Taxes. During fiscal 2000 and 1999, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period. At the end of fiscal 2000, we had net operating loss carryforwards of approximately $74.1 million and tax credits of approximately $1.1 million that expire principally in years 2001 through 2015. Total net operating loss carryforwards at June 30, 2000 includes approximately $13.2 million of net operating losses related to our foreign operations that may be carried forward indefinitely.

     Net Loss. As a result of the above factors, our net loss decreased 19.4% to $15.8 million in fiscal 2000 compared to $19.6 million in fiscal 1999.

  FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

     Software License Fees Revenue. Revenue from software license fees were $10.5 million in fiscal 1999 and $10.4 million in fiscal 1998. While our software license fee revenue increased in the first two quarters of fiscal 1999 compared to fiscal 1998, we experienced a decline in license fees in the last two quarters of fiscal 1999. We believe this decline in license fees revenue in the last half of fiscal 1999 was due in large part to our traditional sources of customer leads not increasing during the period of transition to other lead-generation sources and postponement of some potential customers' licensing decisions due to Year 2000 issues.

     Services Revenue. Revenue from services increased 59.2% to $12.8 million in fiscal 1999 from $8.0 million in fiscal 1998. This increase was primarily the result of an increase in revenue from customer implementations and an increase in support revenue, both resulting from the increase in new licenses during the fourth quarter of fiscal 1998 and the fist two quarters of fiscal 1999.

     Total Revenue. Total revenue increased 26.5% to $23.3 million in fiscal 1999 from $18.4 million in fiscal 1998. The increase was due to the increase in services revenue described above.

     Cost of License Fees. Cost of license fees increased 9.9% to $576,000 in fiscal 1999 from $524,000 in fiscal 1998. This increase was due to higher third-party finder fees partially offset by a decrease in sub-license fees paid to third parties as a result of a reduction in the number of products owned by third parties that we sub-licensed to our customers.

     Cost of Services. Cost of services increased 38.6% to $9.3 million in fiscal 1999 from $6.7 million in fiscal 1998. The increase resulted from increased costs associated with the addition of personnel, including the increased use of higher cost third-party consultants necessary to provide our implementation services.

     Research and Development. Research and development expenses increased 8.7% to $10.2 million in fiscal 1999 from $9.4 million in fiscal 1998. This increase resulted from greater costs associated with additional personnel required to support our product development activities and plans.

     Sales and Marketing. Sales and marketing expenses increased 44.8% to $13.7 million in fiscal 1999 from $9.5 million in fiscal 1998. This increase resulted from increased costs associated with additional personnel in our sales and marketing organization, including additional direct sales and marketing personnel.

     General and Administrative. General and administrative expenses increased 21.7% to $4.9 million in fiscal 1999 from $4.0 million in fiscal 1998. This increase resulted from increased costs associated with the addition of personnel and other costs related to the increase in business activity over the past year.

     Provision for Doubtful Accounts. Our provision for doubtful accounts increased 101.9% to $753,000 in fiscal 1999 from $373,000 in fiscal 1998. This increase resulted from an increase in year-end as well as average outstanding accounts receivable resulting from increased business activity.

     Operating Loss. As a result of the above factors, our operating loss increased 33.8% to $16.1 million in fiscal 1999 compared to $12.0 million in fiscal 1998.

     Other Income (Expense). Other income (expense), which consists primarily of interest expense, was $3.4 million in fiscal 1999, approximately equal to the $3.5 million in fiscal 1998. Although interest expense decreased in the fourth quarter of fiscal 1999 as result of the use of a portion of the proceeds from the sale of our Series G preferred stock in March 1999 to reduce borrowings under our line of credit, the decrease was offset by increased borrowings during the first three quarters of fiscal 1999.

     Income Taxes. During fiscal 1999 and fiscal 1998 we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either year.

     Net Loss. As a result of the above factors, our net loss increased 26.0% to $19.6 million in fiscal 1999 compared to $15.5 million in fiscal 1998.

QUARTERLY RESULTS OF OPERATIONS

     The following tables contain quarterly financial information. The unaudited consolidated quarterly financial statements have been prepared on substantially the same basis as the audited consolidated financial statements contained in this annual report. They include all adjustments, consisting only of normal recurring accruals, that we consider necessary to present fairly this information when read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this annual report.

                                                                          QUARTER ENDED
                                                            ------------------------------------------
                                                            SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                                                              1999        1999       2000       2000
                                                            ---------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Software license fees...................................   $   253    $ 3,563    $ 3,905    $ 5,460
  Services................................................     3,304      2,899      3,226      2,605
                                                             -------    -------    -------    -------
          Total revenue...................................     3,557      6,462      7,131      8,065
Operating expenses:
  Cost of license fees....................................       125         42        248         82
  Cost of services........................................     2,227      1,755      1,887      1,666
  Research and development................................     2,591      2,591      2,507      2,313
  Sales and marketing.....................................     3,228      3,480      3,369      4,274
  General and administrative..............................     1,160      1,415      1,218      1,407
  Provision for doubtful accounts.........................       325        147        124        171
                                                             -------    -------    -------    -------
          Total operating expenses........................     9,656      9,430      9,353      9,913
                                                             -------    -------    -------    -------
Operating loss............................................    (6,099)    (2,968)    (2,222)    (1,848)

                                                                          QUARTER ENDED
                                                            ------------------------------------------
                                                            SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                                                              1999        1999       2000       2000
                                                            ---------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Other income (expense):
  Interest expense........................................      (568)      (721)      (680)      (754)
  Other income (expense)..................................        29         16         11         31
                                                             -------    -------    -------    -------
          Total other expense.............................      (539)      (705)      (669)      (723)
                                                             -------    -------    -------    -------
Loss before income taxes..................................    (6,638)    (3,673)    (2,891)    (2,571)
                                                             -------    -------    -------    -------
          Net loss........................................    (6,638)    (3,673)    (2,891)    (2,571)
                                                             -------    -------    -------    -------
Accretion of redeemable convertible preferred stock.......    (1,076)      (731)      (959)      (893)
                                                             -------    -------    -------    -------
Net loss attributable to common stock.....................   $(7,714)   $(4,404)   $(3,850)   $(3,464)
                                                             =======    =======    =======    =======
Basic and diluted net loss per common share...............   $ (5.16)   $ (2.93)   $ (2.38)   $ (2.01)
                                                             =======    =======    =======    =======
Weighted average number of shares used in computing basic
  and diluted net loss per common share...................     1,495      1,501      1,621      1,720
                                                             =======    =======    =======    =======

                                                                          QUARTER ENDED
                                                            ------------------------------------------
                                                            SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                                                              1998        1998       1999       1999
                                                            ---------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Software license fees...................................   $ 1,900    $ 4,000    $ 1,093    $ 3,528
  Services................................................     2,708      2,874      3,664      3,514
                                                             -------    -------    -------    -------
          Total revenue...................................     4,608      6,874      4,757      7,042
Operating expenses:
  Cost of license fees....................................        33        397         47         99
  Cost of services........................................     1,910      2,224      2,401      2,773
  Research and development................................     2,469      2,470      2,675      2,565
  Sales and marketing.....................................     3,126      3,524      3,598      3,483
  General and administrative..............................     1,144      1,307      1,162      1,237
  Provision for doubtful accounts.........................        45         45        186        477
                                                             -------    -------    -------    -------
          Total operating expenses........................     8,727      9,967     10,069     10,634
Operating loss............................................    (4,119)    (3,093)    (5,312)    (3,592)
Other income (expense):
  Interest expense........................................      (980)    (1,141)      (959)      (446)
  Other income (expense)..................................         6         14         28         34
                                                             -------    -------    -------    -------
          Total other expense.............................      (974)    (1,127)      (931)      (412)
                                                             -------    -------    -------    -------
Loss before income taxes..................................    (5,093)    (4,220)    (6,243)    (4,004)
                                                             -------    -------    -------    -------
          Net loss........................................    (5,093)    (4,220)    (6,243)    (4,004)
                                                             -------    -------    -------    -------
Accretion of redeemable convertible preferred stock.......      (485)      (493)      (629)      (927)
                                                             -------    -------    -------    -------
Net loss attributable to common stock.....................   $(5,578)   $(4,713)   $(6,872)   $(4,931)
                                                             =======    =======    =======    =======
Basic and diluted net loss per common share...............   $ (3.87)   $ (3.26)   $ (4.68)   $ (3.33)
                                                             =======    =======    =======    =======
Weighted average number of shares used in computing basic
  and diluted net loss per common share...................     1,441      1,447      1,469      1,480
                                                             =======    =======    =======    =======

     Our quarterly operating results have varied in the past and may vary significantly in the future depending on many factors including:

     - the volume of orders;

     - competitor activities;

     - changes in strategic relationships;

     - customer budget constraints;

     - the mix of products sold; and

     - general economic conditions.

     Historically, we have experienced very large individual license transactions, which can cause substantial variances in quarterly license fee revenue. In addition, we typically enter into a significant portion of our new license contracts in the last two weeks of the quarter. Furthermore, we believe that the purchase of our products is relatively discretionary and generally involves a significant commitment of capital. As a result, purchases of our products may be deferred or canceled in the event of a downturn in any potential customer's business or in the economy in general or any potential customer's focus of financial and manpower resources on other areas such as Year 2000 issues.

     Historically, we have recognized greater revenue from license fees in the fourth quarter of each fiscal year than in each of the preceding quarters, and the first quarter license fees revenue typically has declined from such revenue in the fourth quarter of the preceding year. We believe that this concentration of licensing activity is caused primarily by our sales commission policies, which compensate sales personnel for meeting or exceeding annual performance quotas. Any change in these policies could result in a change in this pattern of licensing activity and, therefore, the portion of annual revenue reported in each quarter of the year. Furthermore, because we generally ship our software products within a few days after receipt of a contract, we historically have not had a material backlog of unfilled software orders and license fees revenue in any quarter is generally substantially dependent on orders received and shipped in that quarter.

     A substantial portion of our operating expense level, particularly personnel and facilities costs, is based, in part on our expectations as to future revenue and is relatively fixed in advance of any particular quarter. As a result of the foregoing factors, we believe that our quarterly revenue, expenses and operating results likely will vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. In any event, such comparisons should not be relied upon as indicators of future performance.

     Revenue from software license fees increased in the quarter ended June 30, 2000 primarily as a result of our license agreement with Ford Motor Company. Revenue from software license fees decreased in the quarter ended September 30, 1999 due in part to our potential customer's focus on Year 2000 issues. In addition, in the quarter ended September 30, 1999, three new license agreements were delayed due to our potential customers' delay in making a decision to purchase J.D. Edwards software. As a result of the reduced software license fees during the first quarter of fiscal 2000 and the increased use of third-party service providers by our customers, implementation services revenue decreased in the quarters ended December 31, 1999 and June 30, 2000.

     Cost of services increased in the quarter ended June 30, 1999 due to the use of higher priced third-party consultants to perform a portion of the services and decreased thereafter as we reduced the number of third-party consultants as implementation services declined. Sales and marketing expense increased in the quarter ended June 30, 2000 primarily due to commissions on the increase in software license revenue in that quarter. Interest expense decreased in the quarters ended March 31, 1999 and June 30, 1999 as a result of the use of a portion of the proceeds from the sale of our Series G preferred stock in March 1999 to repay our borrowings under our line of credit. Since that time, borrowings under our line of credit have caused our interest expense to increase.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have primarily financed our operations and our capital expenditures through funds generated from operations, sales of our preferred stock and borrowings from Greyrock Business Credit Corporation and E.M. Warburg, Pincus, our principal shareholder. In August 2000, we completed the initial public offering of our common stock and received proceeds, net of underwriting discounts and commissions, of approximately $37.4 million. Approximately $10.5 million of the proceeds have been used to repay the outstanding balance of our line of credit. We intend to use the remainder of the net proceeds for working capital, including funding of operating losses and other general corporate purposes. At September 15, 2000, our cash and short term investments amounted to approximately $25.1 million.

     At June 30, 2000, our primary sources of liquidity consisted of a $20.0 million line of credit with Greyrock, which is secured by substantially all of our assets and cash totaling approximately $457,000. Our credit facility with Greyrock bears interest at the highest LIBOR rate in effect each month, plus 5.125% per annum, which was 11.8% as of June 30, 2000, provided that the interest rate in effect each month is not less than 9% per annum. It provides for borrowings not to exceed the lesser of $20.0 million or an amount equal to the sum of the following: (1) 80% of qualifying receivables, as defined, (2) an additional loan of $5.0 million and (3) a term loan of $5.0 million. Our line of credit expires on December 31, 2000. At June 30, 2000, approximately $7.6 million was outstanding and $5.6 million was available for additional borrowings under our line of credit.

     Cash used in our operating activities was $5.4 million for the year ended June 30, 2000 compared to $17.1 million for the year ended June 30, 1999. The cash used in operating activities for the year ended June 30, 2000 resulted primarily from our net losses of $15.8 million partially offset by $1.3 million of depreciation and amortization expense, a $4.9 million increase in deferred revenue, a $3.2 million decrease in accounts receivable, and a $1.3 million increase in accrued expenses. The increase in deferred revenue resulted from certain software license transactions closed during the quarter ended June 30, 2000 for which the revenue was deferred as the products had not been shipped as of June 30, 2000. The decrease in accounts receivable at June 30, 2000 was due to an improvement in the payment terms on our software license agreements as compared to prior years, as well as the timing of cash receipts and new contracts. The cash used in operating activities for the year ended June 30, 1999 resulted primarily from our $19.6 million net loss partially offset by a $3.0 million increase in accrued expenses. The reduction in cash used in operating activities during the year ended June 30, 2000, as compared to the year ended June 30, 1999, was due to a $4.9 million decrease in accounts receivable, a $4.4 million increase in deferred revenue and a $3.8 million reduction in our net loss, partially offset by a net $836,000 reduction in accounts payable and accrued expenses.

     Cash used in our investing activities was approximately $1.2 million in the year ended June 30, 2000 as compared to $1.3 million in fiscal 1999. The cash used in investing activities was principally used for purchases of computer hardware and software for internal use to support our growth during the previous year as well as for furniture and fixtures.

     Cash provided by our financing activities amounted to approximately $6.5 million in the year ended June 30, 2000 as compared to $18.1 million in fiscal 1999. During the year ended June 30, 2000, $4.1 million was provided from net borrowings under our line of credit, $1.3 million was provided from the issuance of a warrant to purchase common stock, and $1.1 million was provided from the sale of common stock to a member of our board of directors and a member of his household. During fiscal 1999, $32.7 million, net of issuance costs, was provided in March 1999 from the sale of Series G preferred stock, of which $26.9 million was used to repay borrowings under our line of credit and $5.0 million was used for the conversion of a note from E.M. Warburg, Pincus into Series G preferred stock. Net of borrowings, the outstanding balance of our line of credit during the year ended June 30, 1999 was reduced by $14.3 million.

     We believe that our existing cash balance, short term investments and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. However, any material variance of our operating results from our projections or the acquisitions of complementary businesses, products or technologies could require us to obtain additional equity or debt financing. Required financing may not be available on acceptable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for quarters beginning after June 15, 2000. We do not currently utilize derivative financial instruments and, therefore, we do not expect that the adoption of SFAS No. 133 will have a material impact on our results of operations or financial position.

     In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which clarified some provisions of current standards related to software revenue recognition and must be adopted no later than the fourth quarter of the fiscal year ending June 30, 2001. The adoption of SAB No. 101 is not expected to have a material impact on our revenue recognition policies, results of operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, which is referred to as "FIN 44". FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements. We do not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

YEAR 2000 COMPUTER ISSUES

     We did not experience any computer or systems problems relating to Year 2000. Upon review of our internal and external systems during 1999, we determined that we did not have any material exposure to such computer problems and that the software and systems required to operate our business and the then current versions of our software products were Year 2000 compliant. As a result, during calendar 1999 and the first six months of calendar 2000 we did not incur, and do not expect to incur, any material expenditures relating to Year 2000 remediation of our internal systems or our software products.

FORWARD-LOOKING STATEMENTS

     Certain statements made in this annual report, and other written or oral statements made by us or on our behalf may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans with respect to developing e-business products, the use of third-party lead sources and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

     The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

BECAUSE WE HAVE A LIMITED OPERATING HISTORY IN THE E-COMMERCE MARKET, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

     Although we were founded in May 1986, most of the products in our SynQuest One2One suite of solutions were introduced in the last 18 months. You should consider the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving e-commerce market. The recent introduction of our products in the e-commerce market may make it difficult for you to evaluate the success of our business to date and to assess future viability. We cannot be certain that our business strategy will be successful. These risks apply particularly to us because the supply chain management business is a rapidly evolving market characterized by technological advances. The uncertainty of our future performance increases the risk that the value of an investment in our common stock will decline.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO EXPERIENCE LOSSES IN THE FUTURE, WHICH COULD RESULT IN A DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK.

     We incurred net losses of $15.8 million for the fiscal year ended June 30, 2000, $19.6 million for the fiscal year ended June 30, 1999, $15.5 million for the fiscal year ended June 30, 1998 and $17.7 million for the fiscal year ended June 30, 1997. As of June 30, 2000, we had an accumulated deficit of $101.2 million. We have not been profitable on a quarterly or annual basis, and we anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant product development, sales and marketing and administrative expenses. As a result, we will need to generate significant quarterly revenues to achieve and maintain profitability. Our business strategy may not be successful, and we may not generate significant revenues or achieve profitability. Any failure to significantly increase our revenues as we implement our product and distribution strategies would also harm our ability to achieve and maintain profitability. If we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Any failure to achieve or maintain profitability could negatively impact the market price of our common stock.

OUR QUARTERLY RESULTS ARE SUBJECT TO FLUCTUATION, AND WE MAY FAIL TO MEET SHAREHOLDER EXPECTATIONS, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Historically, we have derived a substantial portion of our revenues from large individual license transactions, which can cause substantial variances in quarterly license fee revenue. In addition, we typically enter into a significant portion of our new license contracts in the last two weeks of each quarter, which makes us susceptible to shortfalls in revenues without significant advance warning if expected orders fail to materialize. We anticipate similar licensing patterns in the future. Delivery lead times for our products are very short and, consequently, a significant portion of our license fee revenue in each quarter results from orders received in that quarter. As a result, revenues for future quarters are difficult to forecast. Further, we have generally realized lower revenues in our first and second fiscal quarters than in our third and fourth fiscal quarters. We believe that these fluctuations are caused primarily by customer budgeting and purchasing patterns and by our sales commission policies, which compensate personnel for meeting or exceeding annual and other performance quotas.

     A substantial portion of our operating expense level, particularly personnel and facilities costs, are based, in part, on our expectations as to future revenue and are relatively fixed in advance of any particular quarter. As a result, if revenues are below expectations, our quarterly operating results and financial condition will be adversely affected. Our quarterly operating results may fail to meet expectations due to many factors, including:

     - the volume of orders;

     - competitor activities;

     - changes in strategic relationships;

     - customer budget constraints;

     - the mix of products sold; and

     - general economic conditions.

If any of these or other factors occur, we could fail to meet expectations for revenue generation and our stock price could be materially adversely affected.

THE BUSINESS-TO-BUSINESS E-COMMERCE AND SUPPLY CHAIN MANAGEMENT SOLUTIONS INDUSTRIES ARE EXPERIENCING RAPID TECHNOLOGICAL CHANGE AND EVOLVING STANDARDS, AND IF WE DO NOT EFFECTIVELY RESPOND TO THESE CHANGES, OUR REVENUES MAY FAIL TO GROW OR MAY DECLINE.

     The market for our solutions is characterized by rapidly changing technology and evolving industry standards. Our success will depend to a substantial degree upon the continued evolution of the business-to-business e-commerce market. The development of advanced new technologies and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The business-to-business e-commerce industry may not develop as anticipated or, if the industry changes more rapidly than we expect, we may not be able to identify, develop, market or support new technologies or enhancements that will gain market acceptance. Consequently, our products may be superseded. Further, we may be unable to respond effectively to technological changes and emerging industry standards.

     Our future results depend on continued market acceptance of supply chain management software and services as well as our ability to continue to adapt and modify this software to meet our customers' changing needs. Adoption of supply chain management software solutions, particularly by those businesses that historically have relied on traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services introduce new tools in managing and communicating across their supply chains and, as a result, we may have to dedicate intensive marketing and sales efforts to educate prospective customers on the uses and advantages of our products to generate demand. Any reduction in demand or increase in competition in the market for supply chain management software products could have a material adverse effect on our ability to sell our solutions.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO RAPIDLY ADAPT TO NEW PRICING
MODELS.

     Due to customer demand, many technology companies have recently shifted from a license fee model to a subscription pricing model. Supply chain management companies generally have not moved towards subscription pricing. If potential customers begin to require subscription pricing and we are not able to quickly accommodate them, our revenues could be adversely affected. Further, a shift to subscription pricing could adversely affect the timing of our recognition of revenues. The success of a subscription pricing model would depend on our ability to set subscription fees for our solutions at rates that will allow us to achieve profitability.

     Market exchanges typically charge for their services on a per-transaction basis. Accordingly, market exchanges may require that we charge them for the use of our solutions on a per-transaction basis. The success of a per-transaction pricing model would depend on our ability to set fees for our solutions at rates that will allow us to achieve profitability. If we are not able to quickly accommodate the customers who demand a per-transaction pricing model, our revenues could be adversely affected.

OUR BUSINESS MAY BE HARMED IF PAST DUE ACCOUNTS RECEIVABLE INCREASE.

     We recently have experienced an increase in the percentage of past due accounts receivable. As of June 30, 2000, approximately $1.5 million of our accounts receivable were 120 days or more past due out of our total accounts receivable of $6.4 million. Since older accounts receivable have a higher probability of never being collected, we have established a reserve for doubtful or uncollectible accounts of $1.6 million as of June 30, 2000. However, a reserve for doubtful accounts is only an estimate of collectibility. If our actual experience in collecting existing or future accounts receivable is more difficult than expected, we may be required to record a provision for additional reserves or increase the rate at which we reserve.

WE ARE SUBJECT TO INTENSE COMPETITION THAT COULD HARM OUR BUSINESS.

     The market for business applications software is highly competitive, and a number of products directly compete with the SynQuest One2One suite of software solutions. We compete primarily with supply chain planning vendors, including i2 and Manugistics; enterprise resource planning vendors, such as SAP, PeopleSoft, Baan, Oracle and J.D. Edwards; traditional software vendors and web-based solutions vendors. Some of our current and potential competitors have greater name recognition, significantly greater financial, marketing, technical and other resources, a broader range of products, and a larger established base of customers than we do. These factors may enable them to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products. In addition, other companies could develop new products or incorporate additional functionality into their existing products, directly competing with our products or making them obsolete. Furthermore, cooperative relationships among our competitors could increase the ability of their products to address the supply chain management needs of our prospective customers and could enable them to rapidly acquire significant market share. We may not compete successfully against existing or new competitors, which may result in loss of market share.

WE MAY BE UNABLE TO CONTINUE TO ATTRACT QUALIFIED PERSONNEL TO SUPPORT THE EXPANSION OF OUR BUSINESS.

     Our growth depends on our ability to continue to attract qualified personnel. Specifically, we must increase the size and scope of our direct sales force, both domestically and internationally. In fiscal 2000, we licensed substantially all of our products through our direct sales organization which, as of June 30, 2000, consisted of 26 direct sales representatives. Moreover, we believe that the complexity of our products and the potential for large-scale deployment by our customers could require a number of highly trained service and support personnel. As of June 30, 2000, our service and support organizations included 44 individuals. We will also need to hire additional qualified financial and accounting personnel to manage our growth. Competition for sales representatives, service personnel, accounting and financial personnel and other skilled employees is intense, and we may fail to attract, assimilate or retain qualified personnel in the future. If we are unable to hire according to our needs, our business and expansion plans could be seriously harmed.

WE ARE DEPENDENT UPON OUR KEY PERSONNEL, AND THE LOSS OF THESE PERSONNEL COULD DISRUPT OUR OPERATIONS AND RESULT IN REDUCED REVENUE.

     Our success depends on the continued services and performance of our senior management staff, in particular, Joseph Trino, our Chairman of the Board and Chief Executive Officer, Timothy Harvey, our President and Chief Operating Officer, and John Bartels, our Executive Vice President, Finance and Administration. The loss of the services of one or more of our executive officers or key employees could seriously impair our ability to operate and achieve our objectives, which could reduce our revenue. We do not maintain key person life insurance. We cannot guarantee that we will be able to retain our key personnel.

WE ARE DEPENDENT UPON OUR RELATIONSHIPS WITH ALLIANCE PARTNERS FOR LEAD GENERATION.

     Our future success is dependent upon establishing and expanding relationships with alliance partners, including systems integrators, and other software vendors. New customer leads generated through our relationship with J.D. Edwards accounted for approximately 24% of our license fees revenue during fiscal 2000, approximately 23% during fiscal 1999 and approximately 20% during fiscal 1998. A decrease in the market demand for the products of our partners could reduce our revenues. We may not be able to market our products effectively through our established partners. Furthermore, our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party for any reason without any advance notice or penalties. In addition, our alliance partners may not continue their involvement with us and our products. We may not be able to attract additional distribution partners on mutually agreeable terms. Our likely strategic partners are actual or potential competitors, which may impair the viability of these relationships. Some enterprise resource planning system vendors have acquired supply chain management software companies, products or functionality or have announced plans to develop new products or incorporate additional functionality into their current products that would compete with our products.

WE MAY HAVE DIFFICULTY MANAGING OUR INTERNAL GROWTH, WHICH COULD LIMIT OUR ABILITY TO EFFECTIVELY IMPLEMENT OUR BUSINESS STRATEGIES.

     We recently experienced a period of rapid growth in revenues that placed significant strains upon our management systems and resources. Our ability to compete effectively and to manage future growth, if any, requires us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis. To expand our business, we must increase the total number of employees and train and manage our employee work force in a timely and effective manner. If we are unable to hire according to our needs, we may be unable to compete for new projects or complete existing projects satisfactorily.

THE SALES CYCLES FOR OUR PRODUCTS ARE LENGTHY, WHICH MAKES SALES DIFFICULT TO PREDICT.

     Our sales cycles vary by customer and are generally from six to nine months. Larger transactions typically have a longer sales cycle than smaller transactions. Because the licensing of our products generally involves a significant capital expenditure by the customer, our sales process is subject to lengthy approval processes and delays. We often devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, without any assurance that the prospective customer will decide to license our products. Operating results for a given period would suffer if we fail to close the larger transactions that we targeted for that period.

IF WE DO NOT SUCCESSFULLY EXPAND OUR PRODUCT LINE, WE COULD LOSE MARKET SHARE.

     As enterprises increasingly focus on decision support for supply chain management challenges, they are requiring greater levels of functionality and broader product offerings from their application software vendors. Our future success will depend upon our ability to continue to enhance our current product line, develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We may not successfully develop and market product enhancements or new products on a timely and cost-effective basis. Any new products we introduce may not achieve market acceptance. Our failure to successfully develop and market product enhancements or new products could cause our market share to fail to grow or to decline.

WE RELY HEAVILY ON LICENSE REVENUES FROM A SINGLE PRODUCT, AND IF THE DEMAND FOR THAT PRODUCT DECREASES, OUR REVENUES WILL BE REDUCED.

     A substantial portion of our license revenues are derived from Virtual Production Engine and predecessor products. We derived 40% of our license revenues from licenses of Virtual Production Engine and predecessor products during fiscal 2000, 66% during fiscal 1999 and 91% during fiscal 1998. We expect that revenues from this product will continue to account for a significant portion of our revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of Virtual Production Engine and enhancements to that product. This product may not achieve continued market acceptance. A decline in demand for, or market acceptance of, Virtual Production Engine as a result of competition, technological change or other factors would adversely affect our success.

OUR INTERNATIONAL OPERATIONS, WHICH WE PLAN TO EXPAND, ARE SUBJECT TO HEIGHTENED RISKS THAT COULD HARM OUR BUSINESS.

     We currently conduct business in a number of foreign countries, and we plan to conduct business in additional regions outside of the United States. Conducting business outside of the United States may require significant management attention and financial resources and could adversely affect our operating margins. We may not be able to generate, maintain or increase demand for our products in new geographic markets. We derived 11% of our license revenues from outside the United States during fiscal 2000 and 22% of our license revenues from customers outside the United States during fiscal 1999. We anticipate that the proportion of our revenues denominated in foreign currencies will increase. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. In international markets where we set prices in U.S. dollars, currency fluctuations could make our products and services less price competitive. In addition, our international sales and operations could be adversely affected by the imposition of government controls, changes in financial currencies, such as the unified currency known as the European Monetary Unit, political and economic instability, difficulties in staffing and managing international operations and general economic and currency exchange rate conditions in foreign countries.

OUR PRODUCTS MAY HAVE DEFECTS, WHICH MAY NEGATIVELY AFFECT THE LEVEL OF CUSTOMER SATISFACTION WITH OUR PRODUCTS AND DAMAGE OUR BUSINESS AND REPUTATION.

     Our products are complex and might contain undetected software errors or failures when new versions are released. Despite testing by us and by current and prospective customers, we may find errors in existing products, new products or product enhancements after commercial release. Such errors may result in loss or delay of market acceptance, lawsuits, or damage to our reputation. Contract provisions in license agreements limiting exposure and our general liability insurance may be inadequate to protect us from all liabilities.

WE MAY FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, AND WE COULD FACE CLAIMS OF INTELLECTUAL PROPRIETY INFRINGEMENT.

     Our software is proprietary and is protected by trade secret, copyright and trademark laws, license agreements, confidentiality agreements with employees, nondisclosure and other contractual requirements imposed on our customers, consulting partners and others. We cannot guarantee that these protections will adequately protect our proprietary rights or that our competitors will not independently develop products that are substantially equivalent or superior to our products. In addition, the laws of certain countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as the laws of the United States. As the number of products and competitors continues to grow, the functionality of products in different industry segments is increasingly overlapping. As a result, we increasingly may be subject to claims of intellectual property infringement. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties may make such claims about our current or future products. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation or damages, cause product shipment delays or the loss or deferral of sales, or require us to enter into royalty or licensing agreements. If we enter into royalty or licensing agreements in settlement of any litigation or claims, these agreements may not be on terms acceptable to us. Although we believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, we cannot guarantee that third parties will not assert infringement claims against us. If they do, we will have to spend time and money to defend against these claims, which will divert management's attention.

WE MAY MAKE FUTURE ACQUISITIONS, WHICH MAY NOT BE SUCCESSFUL AND WHICH COULD DIVERT MANAGEMENT'S ATTENTION FROM OUR DAY-TO-DAY OPERATIONS.

     Since September 1995, we have acquired four companies, and we continue to evaluate potential business combinations on an opportunistic basis. Failure to successfully integrate the operations and products of acquired companies into our operations and products could have a material adverse effect on our business, operating results and financial condition. In the future, we may pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired business, product or technology could divert management's time and resources. Future acquisitions could cause us to issue dilutive equity securities, incur debt and contingent liabilities, assume liabilities that were not identified or underestimated and amortize goodwill and other intangibles, research and development write-offs and other acquisition-related expenses. Further, we cannot guarantee we will successfully integrate any acquired business with our operations or that we will receive the intended benefits of the acquisition. Future acquisitions could damage our business, operating results and financial condition.

OUR GROWTH IS DEPENDENT ON INCREASED USE OF THE INTERNET FOR
BUSINESS-TO-BUSINESS TRANSACTIONS, AND A MATERIAL CHANGE IN INTERNET USE MAY ADVERSELY AFFECT OUR BUSINESS MODEL.

     We intend to target companies engaged in business-to-business e-commerce as a potential client base. If use of the Internet for commerce and communication does not increase as we anticipate, we may not successfully penetrate this category of potential clients and our business could suffer. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of businesses may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and few proven services and products exist. Our business could be seriously harmed if potential clients do not need our solutions because:

     - use of the Internet and other online services does not continue to increase or increases more slowly than expected;

     - the necessary communication and computer network technology underlying the Internet and other online services does not effectively support any expansion that may occur;

     - new standards and protocols are not developed or adopted in a timely manner; or

     - for any other reason, such as concerns about security, reliability, cost, ease of use, accessibility or quality of service, the Internet does not create a viable commercial marketplace, or inhibits the development of e-commerce thereby reducing the need for, and desirability of, our products and services.

WE SUB-LICENSE THIRD-PARTY SOFTWARE INCLUDED WITH THE SALE OF OUR PRODUCTS, AND SUCH SUB-LICENSES MAY NOT BE AVAILABLE TO US ON COMMERCIALLY REASONABLE TERMS.

     Our inability to maintain or obtain third-party licenses may delay or reduce our product shipments until we can identify, license and integrate equivalent software. Any loss of these licenses or delay or reduction in product shipments could harm our business, operating results and financial condition.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

     A total of 22,172,419 shares of our common stock are restricted from immediate resale, but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is performing well. Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could reduce the prevailing market price for our common stock. Of our outstanding shares of common stock, the 5,750,000 shares sold in our initial public offering, together with 618,321 shares eligible for resale under Rule 144(k), are freely tradeable without restriction, other than shares purchased by our officers, directors or other affiliates within the meaning of Rule 144 under the Securities Act of 1933, which are restricted from sale until February 2001 under lock-up agreements with the underwriters.

THE MARKET PRICES OF TECHNOLOGY STOCKS HAVE BEEN VOLATILE, AND OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY OR DECLINE.

     Many technology stocks have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our stock is likely to be highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software, Internet or e-commerce industries, changes in financial estimates by public market analysts, general market conditions and other factors. Any negative change in the public perception of the prospects of software, Internet or e-commerce companies in general could also depress our stock price regardless of our business, prospects or operating results. We believe there are relatively few companies comparable to us that have publicly-traded equity securities. This may also negatively affect the trading price of our common stock.

PROVISIONS IN OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DISCOURAGE TAKEOVER ATTEMPTS, EVEN IF A CHANGE OF CONTROL WOULD BENEFIT OUR SHAREHOLDERS.

     Provisions of our articles of incorporation and bylaws could delay or prevent a third party from acquiring us, even if a change in control would be beneficial to our shareholders. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders. Furthermore, our directors and executive officers beneficially owned approximately 59.4% of our outstanding common stock as of September 15, 2000. As a result, our directors and executive officers will have sufficient voting power to prevent any third party from acquiring us.

OUR PRINCIPAL SHAREHOLDER AND ITS AFFILIATES WILL CONTINUE TO INFLUENCE MATTERS AFFECTING US, WHICH COULD CONFLICT WITH YOUR INTERESTS.

     E.M. Warburg, Pincus beneficially owned approximately 52.7% of our common stock as of September 15, 2000. As a result, E.M. Warburg, Pincus can exercise significant influence over us, including matters submitted to our shareholders for a vote. Actions taken by E.M. Warburg, Pincus could conflict with the interests of other shareholders. As a result of E.M. Warburg, Pincus' significant shareholdings, a potential acquirer could be discouraged from attempting to obtain control of us, which could have a material adverse effect on the market price of our common stock.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest expense and interest income is sensitive to changes in the general level of U.S. interest rates. Since the initial public offering of our common stock in August 2000 we have repaid our line of credit with Greyrock, converted our subordinated debt to common stock and invested in U.S. government or its agencies securities with maturities of less than two years. As a result we are now exposed to changes in interest rates on these investment securities. Prior to completion of our initial public offering, we were exposed to changes in interest rates primarily from our subordinated debt with E.M. Warburg, Pincus and our line of credit with Greyrock. We do not currently utilize and we have not in the past utilized derivative financial instruments to manage exposure to interest rate changes. Based on the weighted average outstanding debt balances, a one percent increase in the general level of U.S. interest rates would have produced approximately $285,000 in additional interest expense in the fiscal year ended June 30, 2000.

     We develop products in the United States and market our products in North America, South America and Europe. As a result our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or weakening of these local currencies could make our products less competitive in foreign markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements are listed under Item 14(a) of this annual report and are filed as part of this report beginning on page F-1. The supplementary data are included under Item 7 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the heading "Election of Directors" of the proxy statement for the Annual Meeting of Shareholders to be held November 16, 2000 (the "Proxy Statement") are incorporated herein by reference. See Item X in Part I of this annual report for information regarding our executive officers. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the headings "Board of Directors" and "Director Compensation" of the Proxy Statement and the information under the heading titled "Executive Compensation and Other Information", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Year-End Option Value Table", "Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading "Common Stock Ownership by Management and Principal Shareholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Related Party Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

     1. The following financial statements are filed with this report on the pages indicated:

                                                              PAGE
                                                              ----
SYNQUEST, INC.:
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of June 30, 1999 and 2000....  F-3
Consolidated Statements of Operations for the years ended
  June 30, 1998, 1999 and 2000..............................  F-4
Consolidated Statements of Changes in Convertible Preferred
  Stock, Common Stock and Other Shareholders' Deficit for
  the years ended June 30, 1998, 1999 and 2000..............  F-5
Consolidated Statements of Changes in Convertible Preferred
  Stock, Common Stock and Other Shareholders' Deficit for
  the years ended June 30, 1998, 1999 and 2000..............  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

     2. Financial Statement Schedules

     Financial statement schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto contained in this annual report on Form 10-K.

     3. Exhibits

     See Item 14(c) below.

(b) Reports on Form 8-K.

     None.

(c) Exhibits.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1     --   Second Amended and Restated Articles of Incorporation of
               SynQuest, Inc. (incorporated by reference to Exhibit 3.1 to
               SynQuest's Registration Statement on Form S-1 (File No.
               33-37518))
  3.2     --   Bylaws of SynQuest, Inc. (incorporated by reference to
               Exhibit 3.2 to SynQuest's Registration Statement on Form S-1
               (File No. 33-37518))
  4.1     --   Form of specimen common stock certificate (incorporated by reference to Exhibit 3.3 to SynQuest's Registration
               Statement on Form S-1 (File No. 33-37518))
  4.2     --   Stock Purchase Agreement by and between Factory Automation &
               Computer Technologies, Inc., Warburg, Pincus Investors, L.P.
               and Craig Skevington dated as of May 10, 1994 (incorporated by reference to Exhibit 4.2 to SynQuest's Registration
               Statement on Form S-1 (File No. 33-37518))
  4.3     --   Preferred Stock Purchase Agreement by and between SynQuest,
               Inc. and Series G Investors dated as of March 3, 1999
               (incorporated by reference to Exhibit 4.3 to SynQuest's
               Registration Statement on Form S-1 (File No. 33-37518))
 10.1     --   Employment Agreement by and between SynQuest, Inc. and
               Joseph Trino dated as of November 1, 1997 (incorporated by reference to Exhibit 10.1 to SynQuest's Registration
               Statement on Form S-1 (File No. 33-37518))

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.2     --   Employment Agreement by and between SynQuest, Inc. and
               Timothy Harvey dated as of August 15, 1996 (incorporated by reference to Exhibit 10.2 to SynQuest's Registration
               Statement on Form S-1 (File No. 33-37518))
 10.3     --   Employment Agreement by and between SynQuest, Inc. and John
               Bartels dated as of November 1, 1997 (incorporated by
               reference to Exhibit 10.3 to SynQuest's Registration
               Statement on Form S-1 (File No. 33-37518))
 10.4     --   Employment Agreement by and between SynQuest, Inc. and Paul
               Bender dated as of June 16, 1997 (incorporated by reference to Exhibit 10.4 to SynQuest's Registration Statement on Form
               S-1 (File No. 33-37518))
 10.5     --   Employment Agreement by and between SynQuest, Inc. and
               Christopher Jones dated as of September 1, 1998
               (incorporated by reference to Exhibit 10.5 to SynQuest's
               Registration Statement on Form S-1 (File No. 33-37518))
 10.6     --   Severance Agreement Letter by and between SynQuest, Inc. and
               Mark Simcoe dated as of November 1, 1999 (incorporated by
               reference to Exhibit 10.6 to SynQuest's Registration
               Statement on Form S-1 (File No. 33-37518))
 10.7     --   Employment Agreement by and between SynQuest, Inc. and
               Ronald Nall dated as of July 5, 2000
 10.8     --   1997 Stock Option Plan dated as of November 9, 1999
               (incorporated by reference to Exhibit 10.7 to SynQuest's
               Registration Statement on Form S-1 (File No. 33-37518))
 10.9     --   Loan and Security Agreement by and between Factory
               Automation & Computer Technology, Inc. and Greyrock Business
               Credit dated as of July 10, 1996 (incorporated by reference to Exhibit 10.8 to SynQuest's Registration Statement on Form
               S-1 (File No. 33-37518))
 10.10    --   Amended Schedule to Loan and Security Agreement by and
               between SynQuest. Inc. and Greyrock Business Credit dated as of June 30, 1997 (incorporated by reference to Exhibit 10.9 to SynQuest's Registration Statement on Form S-1 (File No.
               33-37518))
 10.11    --   Second Amendment to Loan Documents by and between SynQuest,
               Inc. and Greyrock Business Credit dated as of September 24,
               1997 (incorporated by reference to Exhibit 10.10 to
               SynQuest's Registration Statement on Form S-1 (File No.
               33-37518))
 10.12    --   Extension Agreement by and between SynQuest, Inc. and
               Greyrock Business Credited dated as of May 20, 1998
               (incorporated by reference to Exhibit 10.11 to SynQuest's
               Registration Statement on Form S-1 (File No. 33-37518))
 10.13    --   Amendment Agreement by and between SynQuest, Inc. and
               Greyrock Capital dated as of January 13, 1999 (incorporated by reference to Exhibit 10.12 to SynQuest's Registration
               Statement on Form S-1 (File No. 33-37518))
 10.14    --   Amendment Agreement by and between SynQuest, Inc. and
               Greyrock Capital dated as of December 14, 1999 (incorporated by reference to Exhibit 10.13 to SynQuest's Registration
               Statement on Form S-1 (File No. 33-37518))
 10.15    --   Amendment Agreement by and between SynQuest, Inc. and
               Greyrock Capital dated as of March 15, 2000 (incorporated by reference to Exhibit 10.14 to SynQuest's Registration
               Statement on Form S-1 (File No. 33-37518))
 10.16    --   Amendment Agreement by and between SynQuest, Inc. and
               Greyrock Capital dated as of March 29, 2000 (incorporated by reference to Exhibit 10.15 to SynQuest's Registration
               Statement on Form S-1 (File No. 33-37518))
 10.17    --   Lease Agreement by and between SynQuest, Inc. and Acquiport
               Peachtree Ridge, Inc. dated as of January 12, 2000
               (incorporated by reference to Exhibit 10.16 to SynQuest's
               Registration Statement on Form S-1 (File No. 33-37518))

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 21.1     --   List of subsidiaries (incorporated by reference to Exhibit
               21.1 to SynQuest's Registration Statement on Form S-1 (File
               No. 33-37518))
 27.1     --   Financial Data Schedule (for SEC filing purposes only)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2000.

                                          SYNQUEST, INC.

                                          By:       /s/ JOSEPH TRINO
                                            ------------------------------------
                                                        Joseph Trino
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on September 26, 2000.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                 /s/ JOSEPH TRINO                    Chairman of the Board and Chief Executive Officer
---------------------------------------------------    and Director (Principal Executive Officer)
                   Joseph Trino

                 /s/ JOHN BARTELS                    Executive Vice President, Finance and
---------------------------------------------------    Administration (Principal Financial Officer)
                   John Bartels

                  /s/ PAUL BENDER                    President, Bender Consulting Division and
---------------------------------------------------    Director
                    Paul Bender

                 /s/ HENRY KRESSEL                   Director
---------------------------------------------------
                   Henry Kressel

                 /s/ JOSEPH LANDY                    Director
---------------------------------------------------
                   Joseph Landy

               /s/ EDWARD SCOTT, JR.                 Director
---------------------------------------------------
                 Edward Scott, Jr.

                                 SYNQUEST, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of June 30, 1999 and 2000....  F-3
Consolidated Statements of Operations for the years ended
  June 30, 1998, 1999 and 2000..............................  F-4
Consolidated Statements of Changes in Convertible Preferred
  Stock, Common Stock and Other Shareholders' Deficit for
  the years ended June 30, 1998, 1999 and 2000..............  F-5
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
SynQuest, Inc.

     We have audited the accompanying consolidated balance sheets of SynQuest, Inc. and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, changes in convertible preferred stock, common stock and other shareholders' deficit, and cash flows, for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SynQuest, Inc. and subsidiaries at June 30, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
September 17, 2000

                                 SYNQUEST, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  1999           2000
                                                              ------------   -------------
                                          ASSETS
CURRENT ASSETS:
  Cash......................................................  $    638,213   $     456,670
  Accounts receivable (net of allowances of $1,238,000 and
     $1,600,000 in 1999 and 2000, respectively).............     8,170,490       4,840,296
  Other receivables.........................................       103,327          54,790
  Prepaid expenses..........................................       321,685         218,795
                                                              ------------   -------------
          Total current assets..............................     9,233,715       5,570,551
Property and equipment:
  Leasehold improvements....................................       158,014         189,710
  Furniture and fixtures....................................       781,934         845,742
  Equipment.................................................     3,505,798       4,666,165
                                                              ------------   -------------
                                                                 4,445,746       5,701,617
  Less accumulated depreciation and amortization............    (2,316,293)     (3,418,257)
                                                              ------------   -------------
Net property and equipment..................................     2,129,453       2,283,360
Other assets................................................       164,953       1,068,825
Intangible assets (net of accumulated amortization of
  $429,000 and $557,000 in 1999 and 2000, respectively).....       127,634              --
                                                              ------------   -------------
          Total assets......................................  $ 11,655,755   $   8,922,736
                                                              ============   =============
                          LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Subordinated notes payable and accrued interest payable to
     related party..........................................  $ 19,372,745   $  20,928,315
  Borrowings under line of credit agreement.................     3,563,219       7,642,082
  Accounts payable..........................................       889,803       1,265,235
  Accrued expenses..........................................     5,316,385       5,060,896
  Deferred revenue..........................................     2,281,916       7,168,878
  Current portion of notes payable and obligations under
     capital leases.........................................       232,399         191,845
                                                              ------------   -------------
          Total current liabilities.........................    31,656,467      42,257,251
Notes payable and obligations under capital leases, less
  current portion...........................................       265,801         163,359
Preferred Stock, in series, $0.01 par value; redeemable and
  convertible:
  Authorized shares -- 16,000,000
  Issued and outstanding shares -- 12,995,356 at June 30,
     1999 and 2000..........................................
  Liquidation preference of $64,474,679 at June 30, 2000....    57,256,365      60,915,824
Shareholders' deficit:
  Common Stock, $0.01 par value; 100,000,000 shares
     authorized and 1,492,522 and 1,762,704 shares issued
     and outstanding at June 30, 1999 and 2000,
     respectively...........................................        14,925          17,626
  Additional paid-in capital................................     4,357,452       7,087,426
  Accumulated deficit.......................................   (81,751,679)   (101,184,487)
  Equity adjustment from foreign currency translation.......      (143,576)       (334,263)
                                                              ------------   -------------
          Total shareholders' deficit.......................   (77,522,878)    (94,413,698)
                                                              ------------   -------------
          Total liabilities and shareholders' deficit.......  $ 11,655,755   $   8,922,736
                                                              ============   =============

                            See accompanying notes.

                                 SYNQUEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                           1998           1999           2000
                                                       ------------   ------------   ------------
Revenue:
  Software license fees..............................  $ 10,392,229   $ 10,521,571   $ 13,181,075
  Services...........................................     8,014,146     12,759,849     12,034,346
                                                       ------------   ------------   ------------
          Total revenue..............................    18,406,375     23,281,420     25,215,421
Operating expenses:
  Cost of license fees...............................       523,682        576,049        496,814
  Cost of services...................................     6,713,808      9,308,436      7,535,149
  Research and development...........................     9,368,312     10,179,517     10,001,605
  Sales and marketing................................     9,485,157     13,730,177     14,351,477
  General and administrative.........................     3,984,128      4,850,263      5,199,916
  Provision for doubtful accounts....................       373,245        753,374        767,745
                                                       ------------   ------------   ------------
          Total operating expenses...................    30,448,332     39,397,816     38,352,706
                                                       ------------   ------------   ------------
Operating loss.......................................   (12,041,957)   (16,116,396)   (13,137,285)
Other income (expense):
  Interest expense...................................    (3,539,237)    (3,526,242)    (2,723,803)
  Other income (expense).............................        51,817         82,528         87,739
                                                       ------------   ------------   ------------
          Total other income (expense)...............    (3,487,420)    (3,443,714)    (2,636,064)
                                                       ------------   ------------   ------------
Loss before income taxes.............................   (15,529,377)   (19,560,110)   (15,773,349)
Income taxes.........................................            --             --             --
                                                       ------------   ------------   ------------
Net loss.............................................   (15,529,377)   (19,560,110)   (15,773,349)
Accretion of redeemable convertible preferred
  stock..............................................    (1,833,158)    (2,533,544)    (3,659,459)
                                                       ------------   ------------   ------------
Net loss attributable to common stock................  $(17,362,535)  $(22,093,654)  $(19,432,808)
                                                       ============   ============   ============
Basic and diluted net loss per common share..........  $     (13.98)  $     (15.21)  $     (12.58)
                                                       ============   ============   ============
Weighted average number of shares used in computing
  basic and diluted net loss per common share........     1,242,381      1,452,363      1,544,265
                                                       ============   ============   ============
Pro forma basic and diluted net loss per common share
  (unaudited)........................................                                $      (0.88)
                                                                                     ============
Weighted average number of shares used in computing
  pro forma basic and diluted net loss per common
  share (unaudited)..................................                                  22,114,460
                                                                                     ============
Comprehensive loss:
  Net loss...........................................  $(15,529,377)  $(19,560,110)  $(15,773,349)
  Other comprehensive loss:
  Foreign currency translation adjustments...........       (57,716)      (104,647)      (190,687)
                                                       ------------   ------------   ------------
  Comprehensive loss.................................  $(15,587,093)  $(19,664,757)  $(15,964,036)
                                                       ============   ============   ============

                            See accompanying notes.

                                 SYNQUEST, INC.

       CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK,
                  COMMON STOCK AND OTHER SHAREHOLDERS' DEFICIT
                    YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                                                            REDEEMABLE PREFERRED STOCK
                                                      -----------------------------------------------------------------------
                                                            SERIES B                SERIES C                 SERIES D
                                                      --------------------   ----------------------   -----------------------
                                                      SHARES      AMOUNT      SHARES       AMOUNT      SHARES       AMOUNT
                                                      -------   ----------   ---------   ----------   ---------   -----------
Balance at June 30, 1997............................  540,016   $1,607,673   2,376,651   $7,075,455   3,870,178   $ 9,942,175
  Issuance of common stock pursuant to exercise of
    stock options...................................       --           --          --           --          --            --
  Issuance of common stock pursuant to conversion of
    preferred stock.................................       --           --          --           --    (177,560)     (488,290)
  Issuance of common stock for services at $2.75 per
    share...........................................       --           --          --           --          --            --
  Accretion of cumulative preferred stock dividends
    and stock issuance costs........................       --      105,440          --      464,058          --       743,074
  Equity adjustment from foreign currency
    translation.....................................       --           --          --           --          --            --
  Net loss..........................................       --           --          --           --          --            --
                                                      -------   ----------   ---------   ----------   ---------   -----------
Balance at June 30, 1998............................  540,016    1,713,113   2,376,651    7,539,513   3,692,618    10,196,959
  Issuance of common stock pursuant to exercise of
    stock options...................................       --           --          --           --          --            --
  Issuance of common stock for services at $3.25 per
    share...........................................       --           --          --           --          --            --
  Issuance of Series G preferred stock at $6.21 per
    share less issuance costs of $2,328,010.........       --           --          --           --          --            --
  Accretion of cumulative preferred stock dividends
    and stock issuance costs........................       --       92,766          --      408,269          --       652,226
  Equity adjustment from foreign currency
    translation.....................................       --           --          --           --          --            --
  Net loss..........................................       --           --          --           --          --            --
                                                      -------   ----------   ---------   ----------   ---------   -----------
Balance at June 30, 1999............................  540,016    1,805,879   2,376,651    7,947,782   3,692,618    10,849,185
  Issuance of common stock pursuant to exercise of
    stock options...................................       --           --          --           --          --            --
  Issuance of common stock pursuant to subscription
    agreement.......................................       --           --          --           --          --            --
  Issuance of warrant to purchase common stock......       --           --          --           --          --            --
  Accretion of cumulative preferred stock dividends
    and stock issuance costs........................       --       66,704          --      293,564          --       258,226
  Equity adjustment from foreign currency
    translation.....................................       --           --          --           --          --            --
  Net loss..........................................       --           --          --           --          --            --
                                                      -------   ----------   ---------   ----------   ---------   -----------
Balance at June 30, 2000............................  540,016   $1,872,583   2,376,651   $8,241,346   3,692,618   $11,107,411
                                                      =======   ==========   =========   ==========   =========   ===========

                                 SYNQUEST, INC.

       CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK,
                  COMMON STOCK AND OTHER SHAREHOLDERS' DEFICIT
              YEARS ENDED JUNE 30, 1998, 1999 AND 2000 (CONTINUED)

        SERIES F                SERIES G              COMMON STOCK       ADDITIONAL                     FOREIGN
  --------------------   -----------------------   -------------------    PAID-IN      ACCUMULATED     CURRENCY
  SHARES      AMOUNT      SHARES       AMOUNT       SHARES     AMOUNT     CAPITAL        DEFICIT      TRANSLATION
  -------   ----------   ---------   -----------   ---------   -------   ----------   -------------   -----------
  750,000   $2,080,668          --   $        --   1,189,871   $11,899   $3,718,935   $ (42,295,490)   $  18,787
       --           --          --            --      57,026       570       25,505              --           --
       --           --          --            --     177,560     1,776      486,514              --           --
       --           --          --            --      15,000       150       41,100              --           --
       --      520,586          --            --          --        --           --      (1,833,158)          --
       --           --          --            --          --        --           --              --      (57,716)
       --           --          --            --          --        --           --     (15,529,377)          --
  -------   ----------   ---------   -----------   ---------   -------   ----------   -------------    ---------
  750,000    2,601,254          --            --   1,439,457    14,395    4,272,054     (59,658,025)     (38,929)
       --           --          --            --      38,065       380       36,798              --           --
       --           --          --            --      15,000       150       48,600              --           --
       --           --   5,636,071    32,671,990          --        --           --              --           --
       --      650,838          --       729,437          --        --           --      (2,533,544)          --
       --           --          --            --          --        --           --              --     (104,647)
       --           --          --            --          --        --           --     (19,560,110)          --
  -------   ----------   ---------   -----------   ---------   -------   ----------   -------------    ---------
  750,000    3,252,092   5,636,071    33,401,427   1,492,522    14,925    4,357,452     (81,751,679)    (143,576)
       --           --          --            --     145,182     1,451      278,224              --           --
       --           --          --            --     125,000     1,250    1,123,750              --           --
       --           --          --            --          --        --    1,328,000              --           --
       --      804,144          --     2,236,821          --        --           --      (3,659,459)          --
       --           --          --            --          --        --           --              --     (190,687)
       --           --          --            --          --        --           --     (15,773,349)          --
  -------   ----------   ---------   -----------   ---------   -------   ----------   -------------    ---------
  750,000   $4,056,236   5,636,071   $35,638,248   1,762,704   $17,626   $7,087,426   $(101,184,487)   $(334,263)
  =======   ==========   =========   ===========   =========   =======   ==========   =============    =========

                            See accompanying notes.

                                 SYNQUEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                           1998           1999           2000
                                                       ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss.............................................  $(15,529,377)  $(19,560,110)  $(15,773,349)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization......................       798,067      1,103,108      1,270,347
  Non-cash stock compensation........................        41,250         48,750         63,096
  Accretion of discount on subordinated notes
     payable.........................................       426,338             --             --
  Changes in operating assets and liabilities:
     Accounts receivable.............................    (2,474,083)    (1,622,084)     3,236,943
     Other assets....................................       192,190       (117,220)      (819,596)
     Accounts payable................................    (1,351,844)      (423,564)       394,042
     Accrued expenses................................     3,431,473      2,959,597      1,305,885
     Deferred revenue................................      (563,084)       527,477      4,907,385
                                                       ------------   ------------   ------------
          Net cash used in operating activities......   (15,029,070)   (17,084,046)    (5,415,247)
INVESTING ACTIVITIES
Purchases of property and equipment..................      (463,485)    (1,326,186)    (1,175,999)
                                                       ------------   ------------   ------------
          Net cash used in investing activities......      (463,485)    (1,326,186)    (1,175,999)
FINANCING ACTIVITIES
Issuance of convertible preferred stock..............            --     35,000,000             --
Payment of preferred issuance costs..................            --     (2,328,010)            --
Principal payments on loans..........................       (17,437)       (14,333)            --
Net borrowings (repayments) under line of credit.....    13,509,059    (14,264,440)     4,078,863
Net borrowings (repayments) from related party.......     2,500,000             --        (39,178)
Proceeds from issuance of common stock...............        26,075         37,178      1,404,676
Proceeds from issuance of warrant to purchase common
  stock..............................................            --             --      1,328,000
Repayment of obligations under capital leases........      (352,297)      (347,911)      (250,699)
                                                       ------------   ------------   ------------
          Net cash provided by financing
            activities...............................    15,665,400     18,082,484      6,521,662
Effect of exchange rate changes on cash..............        26,608         66,287       (111,959)
                                                       ------------   ------------   ------------
Net increase (decrease) in cash......................       199,453       (261,461)      (181,543)
Cash at beginning of period..........................       700,221        899,674        638,213
                                                       ------------   ------------   ------------
Cash at end of period................................  $    899,674   $    638,213   $    456,670
                                                       ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest...........................................  $  1,169,000   $  2,006,000   $  1,162,000
                                                       ============   ============   ============
  Income taxes.......................................  $         --   $         --   $         --
                                                       ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Capital lease obligations incurred to acquire
  equipment..........................................  $    155,000   $    319,000   $    142,000
                                                       ============   ============   ============

                            See accompanying notes.

                                 SYNQUEST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1999 AND 2000

1. DESCRIPTION OF BUSINESS

     SynQuest, Inc. (the "Company") is principally involved in developing, licensing and servicing its software products that enable enterprises to optimize financial and operational performance across their supply chains. The Company operates principally in the United States and Europe.

     All of the outstanding shares of the Company's Series B, C, and D preferred stock and 805,153 shares of Series G preferred stock are owned by E. M. Warburg, Pincus & Co.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

     The Company considers its cash, accounts receivable, accounts payable, subordinated notes payable, line of credit borrowings and other notes payable and capital lease obligations to be its only significant financial instruments and believes that the carrying amounts of these instruments approximate their fair values based on the short-term nature of these instruments.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. The Company has subsidiaries in France, the Netherlands and the United Kingdom.

  Foreign Currency Translation

     For foreign subsidiaries, the balance sheet accounts are translated at the year-end exchange rates and income statement items are translated at the average exchange rates for the period. Resulting translation adjustments are made directly to a separate component of shareholders' deficit. Foreign currency gains and losses resulting from transactions are included in net loss. Foreign currency realized and unrealized gains and losses for the periods presented were not material.

  Revenue Recognition

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition." The Company adopted SOP 97-2 for transactions entered into beginning July 1, 1998. Prior year transactions have been accounted for in accordance with SOP 91-1, the SOP in effect during those years. The adoption of the SOP 97-2 has not had a significant impact on the Company's financial statements.

     In accordance with SOP 97-2, as amended by SOP 98-9, the Company allocates the total software arrangement fee among each element of the arrangement where the arrangement with a customer includes rights to multiple software products, specified upgrades, post-contract support and/or other services. The arrangement fee is allocated using the residual method. The arrangement fee is recognized by deferring the fair value of all undelivered elements, as determined based on vendor-specific objective evidence of the fair

                                 SYNQUEST, INC.

value of the elements when they are sold separately, and recognizing as revenue the balance of the arrangement fee as attributable to the delivered elements. As a result, all discounts are allocated to the license fee element of the arrangement.

     The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user and when a signed and executed contract is obtained unless the fee is not fixed or determinable or collectibility is not probable. Software licenses sold by resellers or distributors are recognized upon delivery to the final end user. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Post-contract customer support services include telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. Revenue allocable to post-contract support is recognized on a straight-line basis over the period the support is provided.

     Other software services include consulting, implementation, training and other services related to the software and its usage. Arrangements which include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are not considered essential to the functionality of other elements, the revenue allocable to the software services is recognized as the services are performed.

     When software services are considered essential to the functionality of other elements, including customization or modification of the software, revenue from the services and related elements is recognized using contract accounting. Contract accounting is also used to recognize software services revenue when the services are performed for a fixed fee. Under contract accounting, the applicable revenue from these software arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based upon labor costs incurred.

  Internally Developed Software

     Costs related to internally developed software are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." No amounts related to internally developed software were capitalized at June 30, 1999 or 2000. In March 2000, the Company adopted the Emerging Issues Task Force (EITF) No. 00-2 "Accounting for Web Site Development Costs." In accordance with EITF No. 00-2, the planning stage costs of the Company's new web site were expensed. The development costs, which are composed of amounts directly involved in developing the new web site, are being capitalized. As of June 30, 2000, approximately $129,000 of development costs have been capitalized.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the assets and includes amortization of assets under capital leases. Depreciation expense for 1998, 1999 and 2000 was approximately $612,000, $904,000, and $1,144,000, respectively.

  Intangible Assets

     Intangible assets arose from the acquisitions of businesses and represent the value of the assembled work forces acquired. These assets are being amortized using the straight-line method over a period of three years. Amortization expense amounted to approximately $55,000, $47,000 and $8,000 in 1998, 1999 and 2000, respectively.

                                 SYNQUEST, INC.

  Concentration of Credit Risk and Major Customers

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Accounts receivable represent billed and unbilled receivables primarily for license fees and related services. Accounts receivable include $2,182,000, $1,690,000 and $889,000 of unbilled accounts receivable at June 30, 1998, 1999 and 2000, respectively. Unbilled accounts receivable are invoiced on dates specified in the contract, generally within six months of contract execution. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management's estimates in determining the level of allowance for doubtful accounts. Provision for doubtful accounts was approximately $373,000, $753,000, and $768,000 in 1998, 1999 and 2000,
respectively. Write-offs of uncollectible accounts in the years ended June 30, 1998, 1999 and 2000 were $474,000, $477,000, and $540,000, respectively.

     In fiscal 2000, one customer accounted for 21% of the Company's total revenues, in fiscal 1999 one customer accounted for 20% of the Company's total revenues, and in fiscal 1998 one customer accounted for 17% of the Company's total revenues.

  Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for stock-based compensation issued to employees. The Company adopted the disclosure alternative of the impact of applying SFAS No. 123 and accounts for stock option grants in accordance with APB 25.

  Impairment of Long-Lived Assets

     The Company accounts for the impairment of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

  Advertising Costs

     Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $486,000, $741,000, and $183,000 in 1998, 1999 and 2000, respectively.

  Basic and Diluted Net Loss per Share

     Basic net loss per common share is computed based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding during each year, plus potentially dilutive common shares outstanding during the year, in accordance with SFAS No. 128, "Earnings Per Share."

     All convertible preferred shares, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because these securities are anti-dilutive for all periods presented. The total number of shares related to the outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted net loss per common share was 16,220,436, 22,721,333, and 23,532,916 for the years ended June 30, 1998,
1999, and 2000, respectively.

                                 SYNQUEST, INC.

     As described in more detail in Note 13, in August 2000, the Company completed an initial public offering of its common stock. In conjunction with the initial public offering, the following changes in the Company's capitalization took place: (1) the conversion into common stock of all outstanding convertible preferred stock, plus accrued and unpaid dividends; (2) the conversion into common stock of outstanding subordinated promissory notes, held by E.M. Warburg, Pincus in the aggregate principal amount of $15 million, plus accrued interest; and (3) the cashless exercise by E.M. Warburg, Pincus of all of its warrants to purchase common stock. Unaudited pro forma basic and diluted net loss per common share has been calculated assuming these changes in the Company's capitalization as of the dates of the instruments original issuance or accrual.

     The following table presents the calculation of unaudited pro forma basic and diluted net loss per share:

                                                              YEAR ENDED JUNE 30, 2000
                                                              ------------------------
Net loss....................................................        $(15,773,349)
  Accretion of convertible preferred stock..................          (3,659,459)
                                                                    ------------
Net loss attributable to common stock.......................        $(19,432,808)
                                                                    ------------
Pro forma:
  Shares used in computing basic and diluted net loss per
     common share...........................................           1,544,265
  Effect of assumed conversion of preferred stock and
     dividends, subordinated notes payable and interest, and
     warrants into common stock.............................          20,570,195
                                                                    ------------
  Shares used in computing unaudited pro
     forma basic and diluted net loss per common share......          22,114,460
                                                                    ============
Unaudited pro forma basic and diluted net loss per common
  share.....................................................        $      (0.88)
                                                                    ============

  Reclassification

     Certain amounts reported in the 1998 and 1999 financial statements have been reclassified to conform to the current financial statement presentation.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for quarters beginning after June 15, 2000. The Company does not currently utilize derivative financial instruments and therefore it does not expect that the adoption of SFAS No. 133 will have a material impact on its results of operations or financial position.

     In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which clarified some provisions of current standards related to software revenue recognition and must be adopted no later than the fourth quarter of the fiscal year ending June 30, 2001. The adoption of SAB No. 101 is not expected to have a material impact on the Company's revenue recognition policies, results of operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option

                                 SYNQUEST, INC.

awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the re-pricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998, and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the Company's financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on its financial statements.

3. SUBORDINATED NOTES PAYABLE TO RELATED PARTY

     The Company has entered into eight Subordinated Promissory Note agreements with E. M. Warburg, Pincus at various dates from May 10, 1995 to July 20, 1997. The notes accrue interest at prime plus 2% annually, adjusted biannually from the date of issuance (9.75% and 11.50% at June 30, 1999 and 2000, respectively). Interest and principal are payable on demand.

     In conjunction with entering into the Subordinated Promissory Notes, the Company issued warrants to purchase common stock to E. M. Warburg, Pincus. The warrants may be exercised at any time before their expiration dates. Under the terms of the warrant agreements, the warrant holder is protected from future dilution of the Company's common stock. The date and amount of each note and the terms of warrants issued and outstanding related to each note are summarized as follows:

                                          WARRANTS                                      VALUE
                                         TO PURCHASE   EXERCISE       EXPIRATION       ASSIGNED
                            AMOUNT OF      COMMON      PRICE OF        DATE OF            TO
      DATE OF NOTE            NOTE          STOCK      WARRANTS        WARRANT         WARRANTS
      ------------         -----------   -----------   --------   ------------------   --------
May 10, 1995.............  $ 2,000,000    1,301,696     $1.80            May 9, 2005   $475,680
September 19, 1995.......    2,000,000      681,213      2.94     September 18, 2005         --
November 5, 1996.........    1,500,000      545,455      2.75       November 4, 2006     85,421
December 9, 1996.........    1,000,000      363,636      2.75       December 9, 2006     53,780
February 17, 1997........    2,500,000      909,091      2.75      February 17, 2007    119,917
April 15, 1997...........    1,500,000      545,455      2.75         April 15, 2007     68,987
May 20, 1997.............    2,000,000      727,273      2.75           May 20, 2007     78,013
July 20, 1997............    2,500,000      714,286      3.50          July 20, 2007         --
                           -----------    ---------
Outstanding at June 30,
  2000...................  $15,000,000    5,788,105
                           ===========    =========

     The Company allocated a portion of the proceeds from each note to the value of the warrants issued as disclosed above. The fair value for the warrants above were estimated at the date of grant using the Black-Scholes model with the following assumptions: risk-free interest rates of 5.54% to 6.87%, a dividend yield of 0%, a volatility factor of 1%, and an expected life of 1.5 to 2 years. The resulting discount on the debt was amortized to interest expense over the expected life of the debt. The discount on the debt was fully amortized at June 30, 1998. Amortization expense was $426,000 in 1998. The resulting weighted average effective interest rate on the outstanding Subordinated Promissory Notes was 15.5%, 11.1%, and 10.4% in 1998, 1999, and 2000, respectively.

     See Note 13 for additional information.

4. LINE OF CREDIT AGREEMENT

     On July 10, 1996, the Company entered into a Loan and Security Agreement (the "Agreement") with a financing company. The Agreement, as amended to date, provides the Company with a line of credit not to exceed the lesser of $20 million or an amount equal to the sum of the following: 80% of

                                 SYNQUEST, INC.

qualifying receivables, as defined, an additional loan of $5 million, and the amount outstanding under the term loan in the original principal amount of $5 million. Virtually all assets of the Company have been pledged as collateral under these loan facilities. Interest accrues at the highest LIBOR rate in effect each month, plus 5.125% per annum, provided that the interest rate in effect each month is not less than 9% per annum. The interest rate in effect under the Agreement was 10.5% at June 30, 1999 and 11.8% at June 30, 2000. The Agreement expires on December 31, 2000. The Company is subject to certain covenants under the Agreement. The Company has continued to borrow under the Agreement even though the Company was in violation of certain of these covenants (principally covenants pertaining to periodic reporting, pre-approval of new offices and advances to subsidiaries) at June 30, 2000. These covenant violations have been waived by the financing company.

     See Note 13 for additional information.

5. NOTES PAYABLE AND CAPITAL LEASES

     The Company leases various equipment under capital leases with a total cost of approximately $968,000 and $743,000 and accumulated amortization of approximately $596,000 and $358,000 at June 30, 1999 and 2000, respectively.

     Future minimum payments under these capital leases and future principal payments due under notes payable are as follows:

                                                               NOTES    CAPITAL
                                                              PAYABLE    LEASES
                                                              -------   --------
Year ending June 30, 2001...................................  $12,000   $238,000
  2002......................................................       --    104,000
  2003......................................................       --     45,000
  2004......................................................       --         --
                                                              -------   --------
Total obligations under notes payable and minimum lease
  payments under capital leases.............................   12,000    387,000
Less amount representing interest...........................       --     44,000
                                                              -------   --------
  Present value of minimum capital lease payments...........       --    343,000
  Less amounts due within one year..........................   12,000    180,000
                                                              -------   --------
  Long-term obligations under notes payable and capital
     leases.................................................  $    --   $163,000
                                                              =======   ========

6. CONVERTIBLE PREFERRED STOCK

     The Company is authorized to issue up to 16 million shares of preferred stock. At June 30, 2000, the Company had established seven series of preferred stock: Series B, C, D, E, F, G, and H, the terms of which are summarized below.

     At June 30, 1999 and 2000, the Company had 540,016 authorized, issued and outstanding shares of Series B preferred stock. Each share of Series B preferred stock entitles its holder to receive an annual cash dividend of $0.12 ($0.192 prior to March 1, 1999) per share; to convert it into one share of common stock, as adjusted in the event of future dilution; to receive $2.40 per share plus accrued dividends in the event of involuntary or voluntary liquidation; and to receive $2.40 per share plus accrued dividends, subject to adjustment in the event of future dilution, upon mandatory redemption by the Company on December 31, 2003. In the event the Company breaches or violates certain warranties, representations, or covenants as stipulated in the Stock Purchase Agreement dated May 10, 1994 and the Certificate of Incorporation, holders of Series B preferred stock are granted certain special voting rights. Such voting rights may be limited by the terms of the Shareholders Agreement as described in more detail below.

                                 SYNQUEST, INC.

     At June 30, 1999 and 2000, the Company had 2,376,651 authorized, issued and outstanding shares of Series C preferred stock. Each share of Series C preferred stock entitles its holder to receive an annual cash dividend of $0.12 ($0.192 prior to March 1, 1999) per share; to convert it into one share of common stock, as adjusted in the event of future dilution; to receive $2.40 per share plus accrued dividends in the event of involuntary or voluntary liquidation; and to receive $2.40 per share plus accrued dividends, subject to adjustment in the event of future dilution, upon redemption by the Company on December 31, 2003. Holders of Series C preferred stock are not entitled to voting rights.

     The Company has 4,000,000 authorized shares of Series D preferred stock, of which 3,692,618 were issued and outstanding at June 30, 1999 and 2000. Each share of Series D preferred stock entitles its holder to receive an annual cash dividend of $0.12 ($0.192 prior to March 1, 1999) per share; to convert it into one share of common stock, as adjusted in the event of future dilution; to receive $2.28 per share plus accrued dividends in the event of involuntary or voluntary liquidation; and to receive $2.28 per share plus accrued dividends, subject to adjustment in the event of future dilution, upon mandatory redemption by the Company on December 31, 2003. Holders of Series D preferred stock are not entitled to voting rights.

     The Company has 1,000,000 authorized shares of Series E preferred stock. There were no shares of Series E preferred stock outstanding at June 30, 1999 or 2000.

     At June 30, 1999 and 2000, the Company had 750,000 authorized, issued and outstanding shares of Series F preferred stock, all of which were issued during 1997 in conjunction with the purchase of Bender Management Consultants Inc. ("BMC"). Each share of Series F preferred stock entitles its holder to receive non-cumulative cash dividends at an annual rate of $0.192 per share before dividends may be paid to holders of common stock; to convert it into one share of common stock, as adjusted in the event of future dilution; and to receive $8.00 per share in the event of involuntary or voluntary liquidation. Shares of Series F preferred stock have voting rights equivalent to those of common stock plus the right to designate one member of the board of directors as long as the shares are held by the seller of BMC. Under the terms of an investor's agreement with the holder of Series F preferred stock, as amended, the holder may require the Company to repurchase, at $8.00 per share, up to 40% of the Series F preferred stock on June 16, 2001, and up to 20% on June 16 of each of the subsequent three years. These put rights expire upon the closing of an underwritten public offering of the Company's common stock.

     In March 1999, the Company designated 5,636,071 of its authorized preferred stock as Series G preferred stock and sold the shares in a private offering for net proceeds of approximately $32.7 million. Each share of Series G preferred stock entitles its holder to receive an annual cash dividend of $0.3105 per share; to convert it into one share of common stock, as adjusted in the event of future dilution; to receive $6.21 per share plus accrued dividends in the event of involuntary or voluntary liquidation; and to receive $6.21 per share plus accrued dividends, subject to adjustment in the event of future dilution, upon redemption, at the option of the Series G preferred stock shareholder, on or after December 31, 2003. Shares of Series G preferred stock have voting rights equivalent to those of common stock plus, under certain circumstances, the right to pre-approve certain actions of the Company as specified in the Certificate of Designation.

     In June 2000, the board of directors resolved to pay the preferred stock dividends in shares of a newly created Series H junior convertible preferred stock which was established in August 2000. Payments of dividends on the Company's Series B, Series C, Series D, Series F and Series G preferred stock were made in the form of the new Series H preferred stock immediately prior to the completion of the Company's August 2000 initial public offering. Each share of Series H preferred stock automatically converted into one share of common stock upon completion of the Company's initial public offering. There were no shares of Series H preferred stock authorized, issued or outstanding at June 30, 2000.

                                 SYNQUEST, INC.

     Dividends on outstanding shares of Series B, Series C, Series D and Series G preferred stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. Aggregate cumulative dividends in arrears on preferred stock were $5,598,379 and $8,055,509 at June 30, 1999 and 2000, respectively. Dividends on the Series F preferred stock are not cumulative except that if, in any year, accrued dividends from prior years are paid on Series B, Series C, Series D and Series G preferred stock, then dividends will be paid on the Series F preferred stock.

     The difference between the carrying amount and the amount at which preferred stock may be redeemed or put to the Company is being accreted through periodic adjustments to the balance of preferred stock and the accumulated deficit over the period from issuance to the redemption or put date.

     Each share of Series B, Series C, Series D, Series E, Series F and Series G preferred stock shall automatically be converted into shares of common stock at the then applicable conversion price at any time upon the closing of an underwritten public offering of the Company's common stock meeting certain criteria.

     On May 11, 1994, the Company entered into a Shareholder's Agreement with E.
M. Warburg, Pincus and a former employee whereby the parties agreed to certain matters relating to the operations of the Company and disposition and issuance of shares of capital stock of the Company. On November 16, 1997, the Company amended and restated the original Shareholder's Agreement with E. M. Warburg, Pincus. The Agreement, as amended, includes provisions giving E. M. Warburg, Pincus certain rights to subscribe for securities. The Agreement also includes a provision which limits the voting rights of E. M. Warburg, Pincus to the extent of the number of votes represented by all outstanding shares of the Company's capital stock not owned directly or indirectly by E. M. Warburg, Pincus (Maximum Number of Votes). All shares held by E. M. Warburg, Pincus which represent a number of votes in excess of the Maximum Number of Votes will be deemed to be nonvoting shares. Nonvoting shares will have no right to vote upon the election of directors or any other matter submitted to shareholder vote.

     See Note 13 for additional information.

7. COMMON STOCK

     The Company is authorized to issue up to 100 million shares of common stock. Holders of common stock are entitled to dividends declared by the board of directors out of legally available funds. Holders of common stock are entitled to one vote per share.

     On May 1, 2000 the board of directors resolved to eliminate the Class A common stock.

     The Company has reserved a total of 23,532,916 shares of common stock for future issuance upon conversion of Series B, Series C, Series D, Series F, and Series G preferred stock and the exercise of warrants and options to purchase common stock.

     On May 17, 2000 the Company issued a warrant to purchase 400,000 shares of its common stock at an exercise price of $8.00 per share in connection with a software license agreement for certain of the Company's standard products and maintenance. Except under circumstances defined in the warrant agreement, the warrant expires in May 2003. The fair market for this warrant was estimated at the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 6.81%, a dividend yield of 0%, a volatility factor of
 .35404 and an expected life of three years. The software license and maintenance fees have been reduced by the fair value of the warrant.

     See Notes 3, 6, and 8 for additional information with respect to common stock.

                                 SYNQUEST, INC.

8. STOCK OPTION PLANS

     The Company's 1987 and 1997 stock option plans provide for the granting of either incentive stock options or non-qualified options to purchase shares of the Company's common stock in order to provide incentives to certain employees and directors. The Company's 1987 plan has expired and the Company is authorized, as of June 30, 2000, to issue up to 3,800,000 options to purchase common stock under its 1997 plan. These plans allow participants to purchase common stock of the Company at prices set by the board of directors, but in the case of incentive stock options not less than fair market value at the date the option is granted. Unless otherwise specified, outstanding options vest one-third each year. Unexercised options expire ten years after the date of grant unless otherwise specified by the board of directors.

     Stock option activity is shown below:

                                                                             WEIGHTED
                                                               NUMBER        AVERAGE
STOCK OPTIONS                                                 OF SHARES   EXERCISE PRICE
-------------                                                 ---------   --------------
Outstanding at June 30, 1997................................  1,684,779       $1.79
  Granted...................................................  1,491,200        2.75
  Exercised.................................................    (57,026)       0.46
  Lapsed or canceled........................................    (45,907)       2.43
                                                              ---------
Outstanding at June 30, 1998................................  3,073,046        2.27
  Granted...................................................  1,080,250        3.12
  Exercised.................................................    (38,064)       0.98
  Lapsed or canceled........................................   (177,360)       2.61
                                                              ---------
Outstanding at June 30, 1999................................  3,937,872        2.50
  Granted...................................................    872,516        5.42
  Exercised.................................................   (145,182)       1.93
  Lapsed or canceled........................................   (315,751)       3.01
                                                              ---------
Outstanding at June 30, 2000................................  4,349,455       $3.07
                                                              =========
Exercisable at June 30, 1998................................  1,168,359       $1.75
Exercisable at June 30, 1999................................  1,832,336        2.05
Exercisable at June 30, 2000................................  2,512,772        2.32
Available for grant at June 30, 2000........................    612,618

     The following table summarizes the range of exercise prices, weighted average exercise prices, and weighted average remaining contractual lives for options outstanding and exercisable as of June 30, 2000:

                                  OUTSTANDING                   EXERCISABLE
                       ----------------------------------   --------------------
                                               WEIGHTED
                                   WEIGHTED     AVERAGE                 WEIGHTED
                        NUMBER     AVERAGE     REMAINING     NUMBER     AVERAGE
                          OF       EXERCISE   CONTRACTUAL      OF       EXERCISE
EXERCISE PRICES         SHARES      PRICE        LIFE        SHARES      PRICE
---------------        ---------   --------   -----------   ---------   --------
$0.25................     80,500    $0.25          3           80,500    $0.25
 1.80................  1,043,873     1.80          5        1,043,873     1.80
 2.75................  1,475,133     2.75          7        1,060,382     2.75
 3.00................    726,833     3.00          8          247,167     3.00
 3.25................    131,250     3.25          8           44,000     3.25
 3.75................    549,866     3.75          9           36,850     3.75
 8.00................    342,000     8.00         10               --     8.00
                       ---------                            ---------
                       4,349,455    $3.07          7        2,512,772    $2.32
                       =========                            =========

                                 SYNQUEST, INC.

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, generally no compensation expense is recognized.

     Pro forma information regarding net loss is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1996 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions for fiscal 1998, 1999 and 2000: risk-free interest rate of 5.7%, 5.0% and 5.2%, respectively, a dividend yield of 0%, volatility factor of the expected market price of the Company's Common Stock of .01, and an expected life of the option of 5 years, 4 years and 4 years, respectively. The weighted average grant-date fair value of options granted in 1998, 1999 and 2000 was $0.70, $0.58, and $1.21 per share, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma net loss for 1998, 1999 and 2000 was $15,900,000, $20,079,000, and $16,362,000,
respectively. Pro forma net loss per common share for 1998, 1999 and 2000 was $(14.27), $(15.57), and $(12.96), respectively. Because SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect was not fully reflected until 1998.

     See Note 13 for additional information.

9. OPERATING LEASES

     The Company rents office space, office equipment, and vehicles under operating lease agreements. Rent expense for 1998, 1999 and 2000 was approximately $737,000, $1,460,000 and $1,473,000, respectively. Future minimum payments under all non-cancelable operating leases at June 30, 2000 are summarized below:

Year ending June 30,
  2001......................................................  $  998,000
  2002......................................................     645,000
  2003......................................................     600,000
  2004......................................................     591,000
  2005......................................................     573,000
                                                              ----------
          Total future minimum lease payments...............  $3,407,000
                                                              ==========

10. INCOME TAXES

     At June 30, 2000, the Company has net operating loss carryforwards of approximately $74 million and tax credits of approximately $1,129,000 for income tax purposes that expire principally in years 2001 through 2015. Included in the total net operating loss carryforwards at June 30, 2000 are approximately $13.2 million of net operating losses related to the Company's foreign operations which may be carried

                                 SYNQUEST, INC.

forward indefinitely. Loss before income taxes attributable to the Company's foreign operations was $2.3 million in 1998, $3.5 million in 1999 and $3.6 million in 2000.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               1999           2000
                                                           ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 23,225,000   $ 28,174,000
  Allowance for doubtful accounts........................       444,000        382,000
  Accrued liabilities....................................     1,377,000      2,388,000
  Research and development credits.......................       929,000      1,129,000
                                                           ------------   ------------
          Total deferred tax assets......................    25,975,000     32,073,000
Valuation allowance......................................   (25,975,000)   (32,073,000)
          Net deferred tax assets........................            --             --
                                                           ------------   ------------
          Net deferred taxes.............................  $         --   $         --
                                                           ============   ============

     Based on an assessment of available evidence as of June 30, 1999 and 2000, management concluded that the deferred income tax assets should be reduced by a valuation allowance equal to the amount of the net deferred income tax assets.

     A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

                                                            YEAR ENDED JUNE 30,
                                                  ---------------------------------------
                                                     1998          1999          2000
                                                  -----------   -----------   -----------
Tax (benefit) at statutory federal rate.........  $(5,259,000)  $(6,650,000)  $(5,362,000)
State taxes net of federal benefit..............     (619,000)     (782,000)     (631,000)
Research and development credits................     (238,000)     (200,000)     (200,000)
Meals and entertainment.........................       81,000        68,000        45,000
Other, net......................................       48,000        63,000        50,000
Change in valuation allowance...................    5,987,000     7,501,000     6,098,000
                                                  -----------   -----------   -----------
          Total income tax expense..............  $        --   $        --   $        --
                                                  ===========   ===========   ===========

11. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Profit Sharing Plan for the benefit of eligible employees and their beneficiaries. Essentially all employees are eligible to participate in the Plan and are fully vested. The Company's contributions to the Plan are discretionary. No contributions were made to the Plan during 1998, 1999 or 2000.

12. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company is organized around geographic areas. The Company's operations in The Americas and Europe represent the two reportable segments. Europe is comprised of operations in the United Kingdom, France, Germany and The Netherlands. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments.

                                 SYNQUEST, INC.

     Segment information for the years ended June 30, 1998, 1999, and 2000 are summarized as follows:

                                                          YEAR ENDED JUNE 30,
                                               ------------------------------------------
                                                   1998           1999           2000
                                               ------------   ------------   ------------
REVENUE
The Americas
  Software license fees......................  $  9,026,723   $  8,994,040   $ 12,727,971
  Services...................................     6,766,732     11,344,645     10,391,722
                                               ------------   ------------   ------------
          Total The Americas.................    15,793,455     20,338,685     23,119,693
Europe
  Software license fees......................     1,365,506      1,527,531        453,104
  Services...................................     1,247,414      1,415,204      1,642,624
                                               ------------   ------------   ------------
          Total Europe.......................     2,612,920      2,942,735      2,095,728
          Total..............................  $ 18,406,375   $ 23,281,420   $ 25,215,421
                                               ============   ============   ============
NET LOSS
The Americas.................................  $(13,275,436)  $(16,010,136)  $(12,182,624)
Europe.......................................    (2,253,941)    (3,549,974)    (3,590,725)
                                               ------------   ------------   ------------
          Total..............................  $(15,529,377)  $(19,560,110)  $(15,773,349)
                                               ============   ============   ============
TOTAL ASSETS
The Americas.................................                 $ 22,313,871   $ 23,505,826
Europe.......................................                    3,081,202      1,596,072
  Eliminations...............................                  (13,739,318)   (16,179,162)
                                                              ------------   ------------
          Total..............................                 $ 11,655,755   $  8,922,736
                                                              ============   ============

     All revenue was generated from external customers.

     The elimination within total assets represents the Company's investment in the Europe segment and funding provided for operations.

     Export sales from the United States were approximately $1,671,000, $1,597,000 and $1,546,000 for the years ended June 30, 1998, 1999, and 2000, respectively.

13. SUBSEQUENT EVENTS

  Stock Options

     On August 2, 2000, the Company granted options to purchase a total of 434,187 shares of common stock at $7.00 per share.

     On September 9, 2000, the board of directors increased, subject to shareholder approval, the number of shares authorized for issuance under the Company's stock option plan from 3,800,000 to 5,000,000.

  Initial Public Offering

     On August 11, 2000, the Company filed a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with an initial public offering ("IPO"). The Company received approximately $37.4 million of proceeds, net of underwriting discounts and commissions, from the sale of 5,750,000 shares of common stock in the IPO. Approximately $10.5 million of the proceeds were used to repay the outstanding balance under the Company's line of credit. Upon completion of the offering, all of the outstanding convertible preferred stock was converted to 12,995,356 shares of common stock. Additionally, the board of directors approved the payment of all accrued and unpaid dividends on the outstanding preferred stock of the Company in shares of Series H preferred stock

                                 SYNQUEST, INC.

that automatically converted to common stock upon completion of the IPO. Accordingly, the Company issued 1,354,365 shares of Series H preferred stock which converted into the same number of shares of common stock upon completion of the IPO. Furthermore, upon completion of the IPO the outstanding Subordinated Promissory Notes held by E. M. Warburg, Pincus in the aggregate principal amount of $15 million plus all accrued and unpaid interest on such notes converted into 3,246,280 shares of common stock at the initial public offering price, less underwriting discounts and commissions. Upon completion of the offering, E. M. Warburg, Pincus exercised, on a cashless basis, all of its outstanding warrants based on the initial public offering price, less underwriting discounts and commission, resulting in the issuance of 3,430,835 shares of common stock.