Form 10-Q
period 2000-09-30
SYNQUEST INC
filed 2000-11-13
CIK 1082397

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                          ---------   -----------

                        Commission File Number 000-30963

                                 SYNQUEST, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Georgia                                      14-1683872
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

              3500 Parkway Lane, Suite 555, Norcross, Georgia 30092
               (Address of Principal Executive Offices-- Zip Code)

       Registrant's Telephone Number, Including Area Code: (770) 325-2000

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------



         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          28,835,013 shares of common stock outstanding as of November 3, 2000.


================================================================================

                                 SYNQUEST, INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                            --------
PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS..............................................................................3

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...............................................................8

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................13


PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K ................................................................15

                SIGNATURES.......................................................................................16

PART 1.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                                 SYNQUEST, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,         SEPTEMBER 30,
                                                                               2000                2000
                                                                          -------------       -------------
                                      ASSETS                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash...............................................................     $     456,670       $     477,327
  Marketable securities .............................................                --          23,534,784
  Accounts receivable (net of allowances of $1,600,000 and
   $1,696,000 at June 30 and September 30, 2000,
   respectively) ....................................................         4,840,296           5,800,711
  Other receivables .................................................            54,790              18,447
  Prepaid expenses ..................................................           218,795             621,423
                                                                          -------------       -------------
          Total current assets ......................................         5,570,551          30,452,692
Property and equipment:
  Leasehold improvements ............................................           189,710             191,417
  Furniture and fixtures ............................................           845,742             856,283
  Equipment .........................................................         4,666,165           4,934,511
                                                                          -------------       -------------
                                                                              5,701,617           5,982,211
  Less accumulated depreciation and amortization ....................        (3,418,257)         (3,722,185)
                                                                          -------------       -------------
Net property and equipment ..........................................         2,283,360           2,260,026
Other assets ........................................................         1,068,825             241,473
                                                                          -------------       -------------
          Total assets...............................................     $   8,922,736       $  32,954,191
                                                                          =============       =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Subordinated notes payable and accrued interest payable
   to related party..................................................     $  20,928,315       $          --
  Borrowings under line of credit agreement .........................         7,642,082                  --
  Accounts payable ..................................................         1,265,235           1,269,455
  Accrued expenses ..................................................         5,060,896           5,031,369
  Deferred revenue ..................................................         7,168,878           3,836,791
  Current portion of notes payable and obligations under
   capital leases ...................................................           191,845             206,503
                                                                          -------------       -------------
          Total current liabilities .................................        42,257,251          10,344,118
Notes payable and obligations under capital leases, less
   current portion ..................................................           163,359             177,480
Preferred Stock, in series, $0.01 par value; redeemable and
  convertible:
  Authorized shares-- 16,000,000
  Issued and outstanding shares-- 12,995,356 at June 30, 2000
  Liquidation preference of $64,474,679 at June 30, 2000 ............        60,915,824                  --
Shareholders' equity (deficit):
  Common Stock, $0.01 par value; 100,000,000 shares
   authorized and 1,762,704 and 28,573,190 shares issued
   and outstanding at June 30 and September 30, 2000,
   respectively .....................................................            17,626             285,732
  Additional paid-in-capital ........................................         7,087,426         126,072,692
  Accumulated deficit ...............................................      (101,184,487)       (103,589,330)
  Equity adjustment from foreign currency translation ...............          (334,263)           (336,501)
                                                                          -------------       -------------
          Total shareholders' equity (deficit) ......................       (94,413,698)         22,432,593
                                                                          -------------       -------------
          Total liabilities and shareholders' equity (deficit).......     $   8,922,736       $  32,954,191
                                                                          =============       =============

                             See accompanying notes.

                                 SYNQUEST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           --------------------------------
                                                                               1999                2000
                                                                           ------------       -------------
                                                                                     (UNAUDITED)
Revenue:
  Software license fees .............................................      $    252,877       $  5,665,020
  Services ..........................................................         3,304,268          3,513,936
                                                                           ------------       ------------
          Total revenue .............................................         3,557,145          9,178,956
Operating expenses:
  Cost of license fees ..............................................           124,595            181,555
  Cost of services ..................................................         2,227,497          1,794,633
  Research and development ..........................................         2,590,905          2,284,213
  Sales and marketing ...............................................         3,228,303          4,460,129
  General and administrative ........................................         1,160,356          1,724,188
  Provision for doubtful accounts ...................................           325,000            124,103
                                                                           ------------       ------------
          Total operating expenses ..................................         9,656,656         10,568,821
                                                                           ------------       ------------
Operating loss ......................................................        (6,099,511)        (1,389,865)
Other income (expense):
  Interest expense ..................................................          (568,194)          (385,505)
  Interest income and other .........................................            29,529            190,681
                                                                           ------------       ------------
          Total other income (expense) ..............................          (538,665)          (194,824)
                                                                           ------------       ------------
Loss before income taxes ............................................        (6,638,176)        (1,584,689)
Income taxes ........................................................                --                 --
                                                                           ------------       ------------
Net loss ............................................................        (6,638,176)        (1,584,689)
Accretion of redeemable convertible preferred stock .................        (1,075,716)          (820,154)
                                                                           ------------       ------------
Net loss attributable to common stock ...............................      $ (7,713,892)      $ (2,404,843)
                                                                           ============       ============
Basic and diluted net loss per common share .........................      $      (5.16)      $      (0.16)
                                                                           ============       ============
Weighted average number of shares used in
  computing basic and diluted net loss per common
  share .............................................................         1,494,559         15,226,364
                                                                           ============       ============
Pro forma basic and diluted net loss per common share:
  Net loss ..........................................................      $      (0.30)      $      (0.06)
  Accretion of redeemable convertible preferred stock................      $      (0.05)      $      (0.03)
                                                                           ------------       ------------
  Net loss attributable to common stock .............................      $      (0.35)      $      (0.09)
                                                                           ============       ============
Weighted average number of shares used in
  computing pro forma basic and diluted net loss
  per common share ..................................................        21,834,714         25,457,839
                                                                           ============       ============

                             See accompanying notes.

                                 SYNQUEST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           --------------------------------
                                                                               1999               2000
                                                                           ------------       -------------
                                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net loss ............................................................      $ (6,638,176)      $ (1,584,689)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization .....................................           316,238            316,674
  Non-cash stock compensation .......................................                --             60,361
  Changes in operating assets and liabilities:
     Accounts receivable ............................................         2,103,297           (940,890)
     Other assets ...................................................            11,830            428,745
     Accounts payable ...............................................           289,293              9,839
     Accrued expenses ...............................................          (442,035)           118,927
     Deferred revenue ...............................................           302,366         (3,328,487)
                                                                           ------------       ------------
          Net cash used in operating activities .....................        (4,057,187)        (4,919,520)
INVESTING ACTIVITIES
Increase in marketable securities ...................................                --        (23,534,784)
Purchases of property and equipment .................................          (419,697)          (203,249)
                                                                           ------------       ------------
          Net cash used in investing activities......................          (419,697)       (23,738,033)
FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit ....................         5,114,786         (7,642,082)
Proceeds from common stock offering .................................                --         37,432,500
Payment of stock offering costs .....................................                --         (1,135,554)
Proceeds from issuance of common stock under
  stock option plans ................................................             8,661             87,462
Repayment of obligations under capital leases .......................           (79,763)           (64,345)
                                                                           ------------       ------------
          Net cash provided by financing activities..................         5,043,684         28,677,981

Effect of exchange rate changes on cash .............................            (7,350)               229
                                                                           ------------       ------------
Net increase in cash ................................................           559,450             20,657
Cash at beginning of period .........................................           638,213            456,670
                                                                           ------------       ------------
Cash at end of period ...............................................      $  1,197,663       $    477,327
                                                                           ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest .......................................................      $    187,000       $    181,000
                                                                           ============       ============
     Income taxes ...................................................      $         --       $         --
                                                                           ============       ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
Capital lease obligations incurred to acquire
  equipment .........................................................      $     18,000       $     95,000
                                                                           ============       ============


                             See accompanying notes.

                                 SYNQUEST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended June 30, 2000.

2.   INITIAL PUBLIC OFFERING

       On August 11, 2000, the Company's registration statement in connection with an initial public offering ("IPO") of its common stock was declared effective by the Securities and Exchange Commission. The Company received approximately $37.4 million of proceeds, net of underwriting discounts and commissions, from the sale of 5,750,000 shares of common stock in the IPO. Approximately $10.5 million of the net proceeds were used to repay the outstanding balance under the Company's line of credit. Upon completion of the offering, all of the outstanding convertible preferred stock was converted to 12,995,356 shares of common stock. Additionally, the board of directors approved the payment of all accrued and unpaid dividends on the outstanding preferred stock of the Company in shares of Series H preferred stock that automatically converted to common stock upon completion of the IPO. Accordingly, the Company issued 1,354,365 shares of Series H preferred stock which converted into the same number of shares of common stock upon completion of the IPO. Furthermore, upon completion of the IPO the outstanding subordinated promissory notes held by E.M. Warburg, Pincus in the aggregate principal amount of $15 million plus all accrued and unpaid interest on such notes were converted into 3,246,280 shares of common stock at the initial public offering price, less underwriting discounts and commissions. Upon completion of the IPO, E.M. Warburg, Pincus exercised, on a cashless basis, all of its outstanding warrants based on the initial public offering price, less underwriting discounts and commission, resulting in the issuance of 3,430,835 shares of common stock.

3.   BASIC AND DILUTED NET LOSS PER SHARE

       Basic net loss per common share is computed based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding during each year, plus potentially dilutive common shares outstanding during the year, in accordance with SFAS No. 128, "Earnings Per Share."

       All shares of convertible preferred stock, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because these securities are anti-dilutive for all periods presented. The total number of shares related to the outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted net loss per common share was 22,838,225 and 5,126,167 for the three months ended September 30, 1999 and 2000, respectively.

       As described in more detail in Note 2, in August 2000, the Company completed an IPO of its common stock. In conjunction with the IPO, the following changes in the Company's capitalization took place: (1) the conversion into common stock of all outstanding convertible preferred stock, plus accrued and unpaid dividends; (2) the conversion into common stock of outstanding subordinated promissory notes, held by E.M. Warburg, Pincus in the aggregate principal amount of $15 million, plus accrued interest; and (3) the cashless exercise by E.M. Warburg, Pincus of all of its warrants to purchase common stock. Pro forma basic and diluted net loss per common share has been calculated assuming these changes in the Company's capitalization as of the beginning of each period presented.

       The following table presents the calculation of unaudited pro forma basic and diluted net loss per common share:

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                           -------------------------------
                                                                               1999               2000
                                                                           ------------       ------------
Net loss ............................................................      $ (6,638,176)      $ (1,584,689)

  Accretion of convertible preferred stock ..........................        (1,075,716)          (820,154)
                                                                           ------------       ------------
Net loss attributable to common stock ...............................      $ (7,713,892)      $ (2,404,843)
                                                                           ------------       ------------
Pro forma:
  Shares used in computing basic and diluted net loss per
    common share ....................................................         1,494,559         15,226,364
  Effect of assumed conversion of preferred stock and
    dividends, subordinated notes payable and interest, and
    warrants into common stock ......................................        20,340,154         10,231,475
                                                                           ------------       ------------
  Shares used in computing unaudited pro forma
     basic and diluted net loss per common share ....................        21,834,714         25,457,839
                                                                           ============       ============
Pro forma basic and diluted net loss per common share:
  Net loss ..........................................................      $      (0.30)      $      (0.06)
  Accretion of convertible preferred stock ..........................      $      (0.05)      $      (0.03)
                                                                           ------------       ------------
  Net loss attributable to common stock .............................      $      (0.35)      $      (0.09)
                                                                           ============       ============

4.       SEGMENT AND GEOGRAPHIC INFORMATION

       The Company is organized around geographic areas. The Company's operations in The Americas and Europe represent its two reportable segments. The Americas segment is comprised of operations in the United States and the Europe segment is comprised of operations in the United Kingdom, France and The Netherlands.

       Segment information for the three months ended September 30, 1999 and 2000 is summarized as follows:

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                           -------------------------------
                                                                               1999               2000
                                                                           ------------       ------------
REVENUE
The Americas
  Software license fees .............................................      $    252,877       $  5,394,828
  Services ..........................................................         2,826,949          3,149,836
                                                                           ------------       ------------
          Total The Americas.........................................         3,079,826          8,544,664

Europe
  Software license fees .............................................                --            270,192
  Services ..........................................................           477,319            364,100
                                                                           ------------       ------------
          Total Europe ..............................................           477,319            634,292
                                                                           ------------       ------------
          Total .....................................................      $  3,557,145       $  9,178,956
                                                                           ============       ============
NET LOSS
The Americas ........................................................      $ (5,672,010)      $   (994,945)
Europe ..............................................................          (966,166)          (589,744)
                                                                           ------------       ------------
          Total .....................................................      $ (6,638,176)      $ (1,584,689)
                                                                           ============       ============
TOTAL ASSETS
The Americas ........................................................                         $ 48,121,379
Europe ..............................................................                            1,618,212
  Eliminations ......................................................                          (16,785,400)
                                                                                              ------------
          Total .....................................................                         $ 32,954,191
                                                                                              ============

       All revenue was generated from external customers.

       The eliminations within total assets represents the Company's investment in the Europe segment and funding provided for operations in Europe.

       Export sales from the United States were approximately $169,000 and $426,000 for the three months ended September 30, 1999 and 2000, respectively.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

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

         -        license fees derived from software products and

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

         We recognize software license revenue when a signed contract is obtained, shipment of the product has occurred, the license fee is fixed and determinable, collectibility is probable, and remaining obligations under the license agreement are insignificant. For software licenses which result from resellers or distributors sublicensing our products to end users, we do not recognize software license revenue until our products are licensed to the final end user and all other conditions for revenue recognition outlined in the previous sentence have been met. Our software arrangements often include multiple elements, each of which is available for sale and often is sold separately. If a software arrangement includes multiple elements, such as multiple software products, specified upgrades, maintenance and support and/or other services, we allocate the total software arrangement fee among each element of the arrangement. We use the residual method, as defined in Statement of Position No. 98-9, to allocate revenue to delivered elements once we have established our objective evidence for the value of all undelivered elements. Our objective evidence of fair value for undelivered maintenance and support services is based upon the then current standard renewal rate for these services and is not discounted. Our objective evidence of fair value for undelivered implementation and training services is based on our then current standard hourly rates for such services as they are sold separately and are not discounted. The remaining portion of the arrangement fee is allocated to the licensed software products. As a result, all discounts negotiated with our customers in multiple element arrangements are reflected as discounts to the license fee portion of the arrangement and are prorated across multiple software products, if there are multiple products, based on their list prices established by authorized management. Our revenue recognition is in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position Nos. 98-4 and 98-9. Prior to fiscal 1999, we recognized software license revenue in accordance with Statement of Position No. 91-1, meaning that we then recognized software license revenue upon shipment, provided we had a signed contract, that we had no remaining significant obligations to perform and that collection of payment was probable. Our adoption of the new standards in fiscal 1999 has not had a material effect on our revenue recognition.

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

RESULTS OF OPERATIONS

         The period-to-period comparison of financial results are not necessarily indicative of future results. The following table sets forth selected statement of operations data expressed as a percentage of our total revenue for the respective periods.

                                                THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              ---------------------
                                                1999         2000
                                              --------     --------
Revenue:
    Software license fees ..................       7.1%        61.7%
    Services ...............................      92.9         38.3
                                              --------     --------
            Total revenue ..................     100.0        100.0
Operating expenses:
    Cost of license fees ...................       3.5          2.0
    Cost of services .......................      62.6         19.5
    Research and development ...............      72.8         24.9
    Sales and marketing ....................      90.8         48.6
    General and administrative .............      32.7         18.8
    Provision for doubtful accounts ........       9.1          1.3
                                              --------     --------

            Total operating expenses .......     271.5        115.1
                                              --------     --------

Operating loss .............................    (171.5)       (15.1)
Other income (expense):
    Interest expense .......................     (16.0)        (4.2)
    Interest income and other ..............       0.8          2.1
                                              --------     --------
            Total other income (expense) ...     (15.2)        (2.1)
                                              --------     --------

Loss before income taxes ...................    (186.7)       (17.2)
                                              --------     --------
            Net loss .......................    (186.7)%      (17.2)%
                                              ========     ========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Software License Fees Revenue. Revenue from software license fees increased to $5.7 million in the three months ended September 30, 2000 from $253,000 in the same period in 1999. As a percentage of total revenue, revenue from software license fees increased from 7.1% for the three months ended September 30, 1999 to 61.7% for the same period in 2000. The increase was due to increased customer awareness of the potential benefits derived from deploying our software solutions, the introduction of new products as well as the expansion of our sales force. In addition to the software license transactions entered into during the three months ended September 30, 2000 for which software license fees revenue was recognized, we also recognized $3.6 million (including $2.2 million from Ford Motor Company) in revenue from software license fees that were deferred as of June 30, 2000.

         During the three months ended September 30, 1999, we believe that our software license revenue was negatively impacted by the following factors:

         - our traditional sources of customer leads did not meet our growth expectations as we transitioned to new lead-generation sources and

         - during calendar 1999 potential customers' short-term focus of financial and manpower resources on Year 2000 issues postponed some potential customers' licensing decisions.

         In order to increase the quantity and quality of customer leads, we have entered into and continue to pursue relationships with third-party lead sources such as business process improvement consultants, implementers of software systems and complementary software application providers. We believe that these efforts have resulted in an increase in the quantity and quality of customer leads and we expect that the increase in our partner relationships with third-party lead sources and the elimination of Year 2000 issues will continue to have a positive effect on our future revenues. However, there can be no assurance that our efforts to expand indirect sales will be successful or that our relationships with these third-party lead sources will continue in the future.

         Services Revenue. Revenue from services was relatively consistent at $3.5 million in the three months ended September 30, 2000 and $3.3 million in the same period in 1999. As a percentage of total revenue, revenue from services decreased from 92.9% for the three months ended September 30, 1999 to 38.3% for the same period in 2000 primarily as a result of the increase in revenue from software license fees. In addition, the amount of revenue from services generated from software license transactions has declined as a result of our partners performing a portion of the implementation services for our software customers. Management expects that the continued use of third-party software implementation providers as lead sources will have the future effect of reducing our implementation services revenue from customers referred to us by the implementation service provider.

         Total Revenue. Total revenue increased 158.0% to $9.2 million in the three months ended September 30, 2000 from $3.6 million in the same period in 1999.

         Cost of License Fees. Cost of license fees increased 45.7% to $182,000 in the three months ended September 30, 2000 from $125,000 in the same period in 1999. This increase resulted from an increase in finder fees paid to third parties partially offset by a decrease in sub-license fees paid to third parties as a result of fewer products owned by third parties being licensed along with our products and a decrease in the amortization of software acquired through business acquisitions.

         Cost of Services. Cost of services decreased 19.4% to $1.8 million in the three months ended September 30, 2000 from $2.2 million in the same period in 1999. As a percentage of services revenue, cost of services decreased from 67.4% for the three months ended September 30, 1999 to 51.1% for the same period in 2000. The decrease in the dollar amount of cost of services as well as the percentage of services revenue was due to our decreased use of higher cost third-party consultants for implementation services as well as an increase in billable employee utilization.

         Research and Development. Research and development expenses decreased 11.8% to $2.3 million in the three months ended September 30, 2000 from $2.6 million in the same period in 1999. This decrease is primarily the result of our decreased use of third-party contractors for specific development projects.

         Sales and Marketing. Sales and marketing expenses increased 38.2% to $4.5 million in the three months ended September 30, 2000 from $3.2 million in the same period in 1999. Approximately $559,000 of this increase was due to an increase in compensation and related expenses associated with an increase in the number of sales personnel and presales consultants as we expanded our direct sales force to allow for future growth as well as the commissions to employees on the additional software license transactions. In addition, $627,000 of this increase was due to cost increases in marketing programs and public relations activities as we expanded our presence in the market and further developed our brand, as well as an increase in personnel costs of marketing department employees due to the increased activities. Despite the increase in total sales and marketing expenses, as a percentage of total revenue these costs decreased from 90.8% for the three months ended September 30, 1999 to 48.6% for the same period in 2000 as a result of the increase in total revenue.

         General and Administrative. General and administrative expenses increased 48.6% to $1.7 million in the three months ended September 30, 2000 from $1.2 million in the same period in 1999. This increase was the result of higher costs associated with the increase in our infrastructure to support our recent and anticipated growth as well as the additional costs related to being a publicly held company. Despite the increase in total general and administrative expenses, as a percentage of total revenue these costs decreased from 32.7% for the three months ended September 30, 1999 to 18.8% for the same period in 2000 as a result of the increase in total revenue.

         Provision for Doubtful Accounts. Our provision for doubtful accounts decreased 61.8% to $124,000 in the three months ended September 30, 2000 from $325,000 in the same period in 1999. This decrease was due to a provision in the three months ended September 30, 1999 reflecting management's concern over the collectibility of certain amounts from one of our European customers.

         Operating Loss. As a result of the above factors, our operating loss decreased 77.2% to $1.4 million in the three months ended September 30, 2000 from $6.1 million in the same period in 1999.

         Other Income (Expense). Other income (expense) decreased 63.8% to ($195,000) in the three months ended September 30, 2000 from ($539,000) in the same period in 1999. Interest expense decreased 32.2% to ($386,000) in the three months ended September 30, 2000 from ($568,000) in the same period in 1999 due to lower average borrowings as a result of the use of a portion of the net proceeds from our initial public offering of common stock to repay in full the outstanding indebtedness under our line of credit. Interest income and other increased to $191,000 in the three months ended September 30, 2000 from $29,000 in the same period in 1999 primarily as a result of the interest earned on the investment of the remaining net proceeds from our initial public offering in government short-term marketable securities.

         Income Taxes. During the three months ended September 30, 2000 and 1999, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period.

         Net Loss. As a result of the above factors, our net loss decreased 76.1% to $1.6 million in the three months ended September 30, 2000 compared to $6.6 million in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have primarily financed our operations and our capital expenditures through funds generated from operations, sales of our preferred stock and borrowings from Greyrock Capital and E.M. Warburg, Pincus, our principal shareholder. In August 2000, we completed the initial public offering of our common stock and received proceeds, net of underwriting discounts and commissions, of approximately $37.4 million. Approximately $10.5 million of the net proceeds have been used to repay the outstanding balance of our line of credit. Our line of credit will terminate on December 31, 2000. We intend to use the remainder of the net proceeds for working capital, including funding of operating losses and other general corporate purposes. At September 30, 2000, our primary sources of liquidity consisted of $23.5 million of government short-term marketable securities and cash totaling approximately $477,000.

         Cash used in our operating activities was $4.9 million for the three months ended September 30, 2000 compared to $4.1 million for the three months ended September 30, 1999. The cash used in operating activities for the three months ended September 30, 2000 resulted primarily from our net losses of $1.6 million and a $3.3 million decrease in deferred revenue. The decrease in deferred revenue resulted from the recognition of revenue on certain software license transactions closed during the quarter ended June 30, 2000 for which the revenue was deferred as the products had not been shipped as of June 30, 2000. The cash used in operating activities for the three months ended September 30, 1999 resulted primarily from our $6.6 million net loss partially offset by a $2.1 million decrease in accounts receivable due to the reduced software license transactions closed in the first quarter of fiscal 2000.

         Cash used in our investing activities was approximately $23.7 million in the three months ended September 30, 2000 as compared to $420,000 in the same period in 1999. During the three months ended September 30, 2000, $203,000 of the cash used in investing activities was for purchases of computer hardware and software for internal use to support our growth, as well as for furniture and fixtures to accommodate the increased number of personnel compared to $420,000 of cash used in investing activities for purchases of computer hardware and software as well as furniture and fixtures during the three months ended September 30, 1999. In addition, during the three months ended September 30, 2000 our investing activities included the purchase of investments of $23.5 million with the remainder of the net proceeds from our initial public offering after repayment of the outstanding balance of our line of credit.

         Cash provided by our financing activities amounted to approximately $28.7 million in the three months ended September 30, 2000 as compared to $5.0 million in the same period in 1999. During the three months ended September 30, 2000, approximately $37.4 million was provided from the initial public offering of our common stock, net of underwriting discounts and commissions. Approximately $10.5 million of the net proceeds from the initial public offering was used to repay the outstanding balance of our line of credit and $1.1 million was used to pay costs associated with the public offering. Net of borrowings, the line of credit was reduced in fiscal 2000 by $7.6 million. During the three months ended September 30, 1999, cash provided by financing activities primarily represented net borrowings under our line of credit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for quarters beginning after June 15, 2000. We do not currently utilize derivative financial instruments therefore the adoption of SFAS No. 133 did not have a material impact on our results of operations or financial position.

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

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, which is referred to as "FIN 44". FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial statements.

FORWARD-LOOKING STATEMENTS

         This report contains certain statements, and other written or oral statements made by us or on our behalf which may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans, the use of third-party lead sources and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. A variety of factors could cause actual results to differ materially from those anticipated, including technological changes in the e-commerce and supply chain management solutions industries, the level of competition, our ability to attract and retain qualified personnel, relationships with alliance partners, the availability of financing, general economic conditions and other factors discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2000.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27.1 Financial Data Schedule - First Quarter 2001 (for SEC filing purposes only)

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed by the registrant during the three month period ended September 30, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      November 13, 2000                      /s/ Joseph Trino
-------------------------------             ------------------------------------
          (Date)                            Joseph Trino
                                            Chairman of the Board and
                                            Chief Executive Officer



      November 13, 2000                      /s/ John Bartels
-------------------------------             ------------------------------------
          (Date)                            John Bartels
                                            Executive Vice President,
                                            Finance and Administration
                                            (Principal Financial Officer)