Form 10-Q
period 2000-12-31
SYNQUEST INC
filed 2001-02-13
CIK 1082397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-30963

SYNQUEST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	14-1683872 (IRS Employer Identification No.)

3500 Parkway Lane, Suite 555, Norcross, Georgia 30092
(Address of Principal Executive Offices— Zip Code)

Registrant’s Telephone Number, Including Area Code: (770) 325-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

      29,191,147 shares of common stock outstanding as of February 2, 2001.

SYNQUEST, INC.

TABLE OF CONTENTS

		PAGE NO.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

PART II	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	15

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	15

	SIGNATURES	16

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNQUEST, INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	December 31
	2000	2000

ASSETS		(UNAUDITED)
CURRENT ASSETS:

Cash	$456,670	$2,593,869

Marketable securities	—	21,893,359

Accounts receivable (net of allowances of $1,600,000 and $1,332,000 at June 30 and December 31, 2000, respectively)	4,840,296	7,560,908

Other receivables	54,790	52,998

Prepaid expenses	218,795	610,058

Total current assets	5,570,551	32,711,192

Property and equipment:

Leasehold improvements	189,710	205,624

Furniture and fixtures	845,742	873,813

Equipment	4,666,165	5,195,119

	5,701,617	6,274,556

Less accumulated depreciation and amortization	(3,418,257)	(4,041,088)

Net property and equipment	2,283,360	2,233,468

Other assets	1,068,825	238,687

Total assets	$8,922,736	$35,183,347

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Subordinated notes payable and accrued interest payable to related party	$20,928,315	$—

Borrowings under line of credit agreement	7,642,082	—

Accounts payable	1,265,235	1,085,704

Accrued expenses	5,060,896	6,061,824

Deferred revenue	7,168,878	5,560,200

Current portion of notes payable and obligations under capital leases	191,845	166,608

Total current liabilities	42,257,251	12,874,336

Notes payable and obligations under capital leases, less current portion	163,359	144,723

Preferred Stock, in series, $0.01 par value; redeemable and convertible:

Authorized shares — 16,000,000

Issued and outstanding shares — 12,995,356 at June 30, 2000

Liquidation preference of $64,474,679 at June 30, 2000	60,915,824	—

Shareholders’ equity (deficit):

Common Stock, $0.01 par value; 100,000,000 shares authorized and 1,762,704 and 29,117,565 shares issued and outstanding at June 30 and December 31, 2000, respectively	17,626	291,176

Additional paid-in-capital	7,087,426	126,628,411

Accumulated deficit	(101,184,487)	(104,389,556)

Equity adjustment from foreign currency translation	(334,263)	(365,743)

Total shareholders’ equity (deficit)	(94,413,698)	22,164,288

Total liabilities and shareholders’ equity (deficit)	$8,922,736	$35,183,347

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,

	1999	2000	1999	2000

	(UNAUDITED)		(UNAUDITED)
Revenue:

Software license fees	$3,562,794	$6,064,362	$3,815,671	$11,729,382

Services	2,899,522	4,542,526	6,203,790	8,056,462

Total revenue	6,462,316	10,606,888	10,019,461	19,785,844

Operating expenses:

Cost of license fees	41,414	218,663	166,009	400,218

Cost of services	1,755,054	2,370,509	3,982,551	4,165,142

Research and development	2,590,792	2,494,102	5,181,697	4,778,315

Sales and marketing	3,479,948	4,716,131	6,708,251	9,176,260

General and administrative	1,414,853	1,852,529	2,575,209	3,576,717

Provision for doubtful accounts	147,542	117,499	472,542	241,602

Total operating expenses	9,429,603	11,769,433	19,086,259	22,338,254

Operating loss	(2,967,287)	(1,162,545)	(9,066,798)	(2,552,410)

Other income (expense):

Interest expense	(721,333)	(12,346)	(1,289,527)	(397,851)

Interest income and other	15,729	374,665	45,258	565,346

Total other income (expense)	(705,604)	362,319	(1,244,269)	167,495

Loss before income taxes	(3,672,891)	(800,226)	(10,311,067)	(2,384,915)

Income taxes	—	—	—	—

Net loss	(3,672,891)	(800,226)	(10,311,067)	(2,384,915)

Accretion of redeemable convertible preferred stock	(731,123)	—	(1,806,839)	(820,154)

Net loss attributable to common stock	$(4,404,014)	$(800,226)	$(12,117,906)	$(3,205,069)

Basic and diluted net loss per common share	$(2.93)	$(0.03)	$(8.10)	$(0.15)

Weighted average number of shares used in computing basic and diluted net loss per common share	1,500,773	28,898,941	1,496,630	22,041,929

Pro forma basic and diluted net loss per common share:

Net loss	$(0.17)		$(0.47)	$(0.09)

Accretion of redeemable convertible preferred stock	$(0.03)		$(0.08)	$(0.03)

Net loss attributable to common stock	$(0.20)		$(0.55)	$(0.12)

Weighted average number of shares used in computing pro forma basic and diluted net loss per common share	21,997,956		21,915,660	27,157,666

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	DECEMBER 31,

	1999	2000

	(UNAUDITED)
OPERATING ACTIVITIES

Net loss	$(10,311,067)	$(2,384,915)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	634,621	647,845

Non-cash stock compensation	—	114,726

Changes in operating assets and liabilities:

Accounts receivable	(348,633)	(2,806,068)

Other assets	(93,491)	433,606

Accounts payable	210,645	(161,495)

Accrued expenses	145,247	1,124,848

Deferred revenue	3,625,250	(1,570,709)

Net cash used in operating activities	(6,137,428)	(4,602,162)

INVESTING ACTIVITIES

Increase in marketable securities	—	(21,893,359)

Purchases of property and equipment	(587,206)	(513,844)

Net cash used in investing activities	(587,206)	(22,407,203)

FINANCING ACTIVITIES

Net borrowings (repayments) under line of credit	7,527,010	(7,642,082)

Proceeds from common stock offering	—	37,432,500

Payment of stock offering costs	—	(1,301,965)

Proceeds from issuance of common stock under stock option plans	36,726	793,719

Repayment of obligations under capital leases	(146,222)	(122,956)

Net cash provided by financing activities	7,417,514	29,159,216

Effect of exchange rate changes on cash	(49,297)	(12,652)

Net increase in cash	643,583	2,137,199

Cash at beginning of period	638,213	456,670

Cash at end of period	$1,281,796	$2,593,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$413,000	$193,000

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH

INVESTING AND FINANCING ACTIVITIES

Capital lease obligations incurred to acquire equipment	$42,000	$95,000

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

2. INITIAL PUBLIC OFFERING

      On August 11, 2000, the Company’s registration statement in connection with an initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission. The Company received approximately $37.4 million of proceeds, net of underwriting discounts and commissions, from the sale of 5,750,000 shares of common stock in the IPO. Approximately $10.5 million of the net proceeds were used to repay the outstanding balance under the Company’s line of credit. Upon completion of the offering, all of the outstanding convertible preferred stock was converted to 12,995,356 shares of common stock. Additionally, the board of directors approved the payment of all accrued and unpaid dividends on the outstanding preferred stock of the Company in shares of Series H preferred stock that automatically converted to common stock upon completion of the IPO. Accordingly, the Company issued 1,354,365 shares of Series H preferred stock which converted into the same number of shares of common stock upon completion of the IPO. Furthermore, upon completion of the IPO the outstanding subordinated promissory notes held by E.M. Warburg, Pincus in the aggregate principal amount of $15 million plus all accrued and unpaid interest on such notes were converted into 3,246,280 shares of common stock at the IPO price, less underwriting discounts and commissions. Upon completion of the IPO, E.M. Warburg, Pincus exercised, on a cashless basis, all of its outstanding warrants based on the IPO price, less underwriting discounts and commission, resulting in the issuance of 3,430,835 shares of common stock.

3. BASIC AND DILUTED NET LOSS PER SHARE

      Basic net loss per common share is computed based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding during each year, plus potentially dilutive common shares outstanding during the year, in accordance with SFAS No. 128, “Earnings Per Share.”

      All shares of convertible preferred stock, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because these securities are anti-dilutive for all periods presented. The total number of shares related to the outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted net loss per common share was 22,897,091 and 4,784,994 for the three and six months ended December 31, 1999 and 2000, respectively.

      As described in more detail in Note 2, in August 2000, the Company completed an IPO of its common stock. In conjunction with the IPO, the following changes in the Company’s capitalization took place: (1) the conversion into common stock of all outstanding convertible preferred stock, plus accrued and unpaid dividends; (2) the conversion into common stock of outstanding subordinated promissory notes, held by E.M. Warburg, Pincus in the aggregate principal amount of $15 million, plus accrued interest; and (3) the cashless exercise by E.M. Warburg, Pincus of all of its warrants to purchase common stock. Pro forma basic and diluted net loss per common share has been calculated assuming these changes in the Company’s capitalization as of the beginning of each period presented.

      The following table presents the calculation of unaudited pro forma basic and diluted net loss per common share:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	December 31,	December 31,

	1999	1999	2000

Net loss	$(3,672,891)	$(10,311,067)	$(2,384,915)

Accretion of convertible preferred stock	(731,123)	(1,806,839)	(820,154)

Net loss attributable to common stock	$(4,404,014)	$(12,117,906)	$(3,205,069)

Pro forma:

Shares used in computing basic and diluted net loss per common share	1,500,773	1,496,630	22,041,929

Effect of assumed conversion of preferred stock and dividends, subordinated notes payable and interest and warrants into common stock	20,497,183	20,419,030	5,115,737

Shares used in computing unaudited pro forma basic and diluted net loss per common share	21,997,956	21,915,660	27,157,666

Pro forma basic and diluted net loss per common share:

Net loss	$(0.17)	$(0.47)	$(0.09)

Accretion of convertible preferred stock	$(0.03)	$(0.08)	$(0.03)

Net loss attributable to common stock	$(0.20)	$(0.55)	$(0.12)

4. SEGMENT AND GEOGRAPHIC INFORMATION

      The Company is organized around geographic areas. The Company’s operations in The Americas and Europe represent its two reportable segments. The Americas segment is comprised of operations in the United States and the Europe segment is comprised of operations in the United Kingdom, France and The Netherlands.

      Segment information for the three and six months ended December 31, 1999 and 2000 is summarized as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	1999	2000	1999	2000

REVENUE

The Americas Software license fees	$3,384,071	$5,479,007	$3,636,948	$10,873,835

Services	2,524,111	4,169,927	5,351,060	7,319,763

Total The Americas	5,908,182	9,648,934	8,988,008	18,193,598

Europe Software license fees	178,723	585,355	178,723	855,547

Services	375,411	372,599	852,730	736,699

Total Europe	554,134	957,954	1,031,453	1,592,246

Total	$6,462,316	$10,606,888	$10,019,461	$19,785,844

NET LOSS

The Americas	$(2,518,779)	$(428,240)	$(8,190,789)	$(1,423,185)

Europe	(1,154,112)	(371,986)	(2,120,278)	(961,730)

Total	$(3,672,891)	$(800,226)	$(10,311,067)	$(2,384,915)

TOTAL ASSETS

The Americas				$50,251,821

Europe				2,042,576

Eliminations				(17,111,050)

Total				$35,183,347

      All revenue was generated from external customers.

      The eliminations within total assets represents the Company’s investment in the Europe segment and funding provided for operations in Europe.

      Export sales from the United States were approximately $111,000 and $177,000 for the three months ended December 31, 1999 and 2000, respectively. Export sales from the United States were approximately $280,000 and $603,000 for the six months ended December 31, 1999 and 2000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We develop, market and support supply chain management software that enables enterprises to optimize financial and operational performance across their supply chains. Since early 1999, we have begun to leverage our core competencies in supply chain management software by developing additional e-business products, as well as web-enabling our current products for use across customer supply chains. The addition of e-business products to our SynQuest One2One suite of solutions enables us to offer products that integrate and financially optimize a customer’s web-enabled supply chain.

      Our fiscal year end is June 30. We generate revenues from two principal sources:

-	license fees derived from software products and

-	professional services fees and maintenance and support fees derived from consulting, implementation, training and maintenance services and other technical support related to our software products.

      Software License Fees. Customers typically pay a one-time fee for a perpetual license to use our software products. The amount of the fee is based on the number of licensed sites, users and products. We require a written software license contract that typically provides for an initial payment upon execution of the license contract, followed by one or more periodic payments on dates specified in the contract. Payments are required to be made within one year of the contract date. Our initial software license arrangements with customers typically provide for a fee for the first year of maintenance and support services. We often negotiate contracts for specific implementation and training services following the initial license contract.

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

      We recognize software license revenue when all of the following conditions have been met; a signed license contract is obtained, shipment of the product has occurred, the license fee is fixed and determinable, collectibility is probable, and remaining obligations under the license contract are insignificant. For software licenses which result from resellers or distributors sublicensing our products to end users, we do not recognize software license revenue until our products are licensed to the final end user and all other conditions for revenue recognition outlined in the previous sentence have been met. Our software arrangements often include multiple elements, each of which is available for sale and often is sold separately. If a software arrangement includes multiple elements, such as multiple software products, specified upgrades, maintenance and support and/or other services, we allocate the total software arrangement fee among each element of the arrangement. We use the residual method, as defined in Statement of Position No. 98-9, to allocate revenue to delivered elements once we have established our objective evidence for the value of all undelivered elements. Our objective evidence of fair value for undelivered maintenance and support services is based upon the then current standard renewal rate for these services and is not discounted. Our objective evidence of fair value for undelivered implementation and training services is based on our then current standard hourly rates for such services as they are sold separately and are not discounted. The remaining portion of the arrangement fee is allocated to the licensed software products. As a result, all discounts negotiated with our customers in multiple element arrangements are reflected as discounts to the license fee portion of the arrangement and are prorated across multiple software products, if there are multiple products, based on their list prices established by authorized management. Our revenue recognition is in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position Nos. 98-4 and 98-9. Prior to fiscal 1999, we recognized software license revenue in accordance with Statement of Position No. 91-1, meaning that we recognized software license revenue when all of the following conditions were met; shipment of the product had occurred, a signed license contract had been obtained, no remaining significant obligations remained to be performed and collection of payment was probable. Our adoption of the new revenue recognition standards in fiscal 1999 has not had a material effect on our results of operations or financial position.

      Services Revenue. Our services revenue consists principally of revenue derived from professional services associated with implementing our products and educating and training our customers’ employees on the use of our products. In addition and to a lesser extent, our services revenue includes fees for ongoing maintenance and support, consisting primarily of customer technical support services and product upgrades and enhancements.

      Our implementation and training services are typically delivered on a time-and-materials basis or occasionally on a fixed-price basis. We recognize revenue from the services delivered on a time-and-materials basis as the services are performed. Revenue from fixed-price arrangements is recognized using a percentage-of-completion method based upon the cost incurred to date as a percentage of the total expected cost. Out-of-pocket expenses incurred by our personnel performing professional services are reimbursed by the customer. Implementation and training services are generally completed four to nine months following execution of the license contract. However, implementations for customers licensing multiple products for numerous locations may take place over a longer period of time.

      As part of the annual fee for our maintenance and support services, we provide our customers with product upgrades and enhancements as well as user and technical support services. Most of our maintenance and support contracts are invoiced annually in advance, are renewable at the discretion of the customer and allow for future fee increases. The revenue from our maintenance and support services is recognized ratably over the term of the maintenance and support contract, which is generally 12 months. While a 90-day warranty is included in the license contract, our maintenance and support contracts typically are entered into as of the effective date of the license contract. Warranty claims are typically not material and customers are charged for support during the warranty period.

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

      Research and Development. Our research and development costs consist primarily of personnel costs, travel, training and office facilities costs. We maintain a development staff to enhance our products and to develop new products. In accordance with Statement of Financial Accounting Standards No. 86, we expense software costs as incurred until technological feasibility of the software is determined and the recovery of the cost can reasonably be expected, after which any additional costs are capitalized. To date, we have expensed all software development costs because development costs incurred subsequent to the establishment of both technological feasibility and the reasonable expectation of cost recovery have been minimal.

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

RESULTS OF OPERATIONS

      The period-to-period comparisons of financial results are not necessarily indicative of future results. The following table sets forth selected statement of operations data expressed as a percentage of our total revenue for the respective periods.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	1999	2000	1999	2000

Revenue:

Software license fees	55.1%	57.2%	38.1%	59.3%

Services	44.9	42.8	61.9	40.7

Total revenue	100.0	100.0	100.0	100.0

Operating expenses:

Cost of license fees	0.6	2.1	1.7	2.0

Cost of services	27.2	22.3	39.7	21.1

Research and development	40.1	23.5	51.7	24.1

Sales and marketing	53.8	44.5	67.0	46.4

General and administrative	21.9	17.5	25.7	18.1

Provision for doubtful accounts	2.3	1.1	4.7	1.2

Total operating expenses	145.9	111.0	190.5	112.9

Operating loss	(45.9)	(11.0)	(90.5)	(12.9)

Other income (expense):

Interest expense	(11.2)	(0.1)	(12.9)	(2.0)

Interest income and other	0.2	3.5	0.5	2.9

Total other income (expense)	(11.0)	3.4	(12.4)	0.9

Loss before income taxes	(56.9)	(7.6)	(102.9)	(12.0)

Net loss	(56.9)%	(7.6)%	(102.9)%	(12.0)%

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

      Software License Fees Revenue. Revenue from software license fees increased 70.2% to $6.1 million in the three months ended December 31, 2000 from $3.6 million in the same period in 1999. As a percentage of total revenue, revenue from software license fees increased from 55.1% for the three months ended December 31, 1999 to 57.2% for the same period in 2000. The increase in revenue from software license fees was the result of continued strong demand for our software solutions coupled with increased product shipments during the three months ended December 31, 2000 as compared to the same period in 1999.

      In order to increase the quantity and quality of customer leads, we have entered into and continue to pursue relationships with third-party lead sources such as business process improvement consultants, implementers of software systems and complementary software application providers. We believe that these efforts have resulted in an increase in the quantity and quality of customer leads and we believe that the increase in our partner relationships with third-party lead sources will have a positive effect on our future revenues. However, there can be no assurance that our efforts to expand indirect sales will be successful or that our relationships with these third-party lead sources will continue in the future.

      Services Revenue. Revenue from services increased 56.7% to $4.5 million in the three months ended December 31, 2000 from $2.9 million in the same period in 1999. However, as a percentage of total revenue, revenue from services decreased slightly from 44.9% for the three months ended December 31, 1999 to 42.8% for the same period in 2000 primarily as a result of the increase in revenue from software license fees. The increase in revenue from services resulted primarily from the growth in new license contracts during the past several quarters.

      Total Revenue. Total revenue increased 64.1% to $10.6 million in the three months ended December 31, 2000 from $6.5 million in the same period in 1999.

      Cost of License Fees. Cost of license fees increased to $219,000 in the three months ended December 31, 2000 from $41,000 in the same period in 1999. This increase resulted primarily from an increase in sub-license fees paid to third parties for products owned by third parties being licensed along with our products, partially offset by a decrease in the amortization of software acquired through business acquisitions.

      Cost of Services. Cost of services increased 35.1% to $2.4 million in the three months ended December 31, 2000 from $1.8 million in the same period in 1999. However, as a percentage of services revenue, cost of services decreased from 60.5% for the three months ended December 31, 1999 to 52.2% for the same period in 2000, which resulted in an increase in services margin from 39.5% for the three months ended December 31, 1999 to 47.8% for the same period in 2000. The increase in the dollar amount of cost of services is primarily the result of an increase in the number of employees engaged in implementation, training and customer support services. The improvement in services margin was mainly due to an increase in billable employee utilization.

      Research and Development. Research and development expenses were $2.5 million in the three months ended December 31, 2000, which is approximately equal to the $2.6 million in the same period in 1999. Although we continue to broaden and enhance our existing suite of products, we have utilized existing resources and core competencies of our employees, and therefore our research and development expenses have remained relatively stable. As a percentage of total revenue, research and development expenses decreased from 40.1% for the three months ended December 31, 1999 to 23.5% for the same period in 2000 as a result of the increase in total revenue.

      Sales and Marketing. Sales and marketing expenses increased 35.5% to $4.7 million in the three months ended December 31, 2000 from $3.5 million in the same period in 1999. Approximately $253,000 of this increase was due to an increase in compensation and related expenses associated with an increase in the number of sales personnel and presales consultants as we continued to expand our direct sales force, as well as the commissions to employees on the additional license contracts. In addition, $967,000 of this increase was due to additional costs incurred as we continued aggressive marketing activities and advertising campaigns to increase our brand awareness, as well as an increase in marketing personnel costs needed to support the increased activities. Despite the increase in total sales and marketing expenses, as a percentage of total revenue these costs decreased from 53.8% for the three months ended December 31, 1999 to 44.5% for the same period in 2000 as a result of the increase in total revenue.

      General and Administrative. General and administrative expenses increased 30.9% to $1.9 million in the three months ended December 31, 2000 from $1.4 million in the same period in 1999. This increase was the result of higher costs associated with the increase in our infrastructure to support our recent and anticipated growth as well as additional costs related to being a publicly held company. Despite the increase in total general and administrative expenses, as a percentage of total revenue these costs decreased from 21.9% for the three months ended December 31, 1999 to 17.5% for the same period in 2000 as a result of the increase in total revenue.

      Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $117,000 in the three months ended December 31, 2000 from $148,000 in the same period in 1999. This decrease was due to a reduction in the provision in the three months ended December 31, 2000 due to better than expected cash collections during the quarter.

      Operating Loss. As a result of the above factors, our operating loss decreased 60.8% to $1.2 million in the three months ended December 31, 2000 from $3.0 million in the same period in 1999.

      Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was $362,000 of income in the three months ended December 31, 2000 and other income (expense) was ($706,000) of expense in the same period in 1999. Interest expense decreased to ($12,000) in the three months ended December 31, 2000 from ($721,000) in the same period in 1999 as a result of the use of a portion of the net proceeds from our initial public offering of common stock to repay in full the outstanding indebtedness under our line of credit. Interest income and other increased to $375,000 in the three months ended December 31, 2000 from $16,000 in the same period in 1999 primarily as a result of the interest earned on the investment of the remaining net proceeds from our initial public offering in government short-term marketable securities.

      Income Taxes. During the three months ended December 31, 2000 and 1999, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period.

      Net Loss. As a result of the above factors, our net loss decreased 78.2% to $800,000 in the three months ended December 31, 2000 compared to $3.7 million in the same period in 1999.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1999

      Software License Fees Revenue. Revenue from software license fees increased 207.4% to $11.7 million in the six months ended December 31, 2000 from $3.8 million in the same period in 1999. As a percentage of total revenue, revenue from software license fees increased from 38.1% for the six months ended December 31, 1999 to 59.3% for the same period in 2000. The increase was the result of increased market awareness of the benefits that may be derived from deploying our software solutions, the introduction of new and enhanced products, the expansion of our sales force, as well as increased marketing activities aimed at increasing brand awareness.

      In addition, during the three months ended September 30, 1999 included in the six months ended December 31, 1999, we believe that our software license revenue was negatively impacted by the following factors:

-	our traditional sources of customer leads did not meet our growth expectations as we transitioned to new lead-generation sources and

-	during calendar 1999 potential customers’ short-term focus of financial and manpower resources on Year 2000 issues postponed some potential customers’ licensing decisions.

      In order to increase the quantity and quality of customer leads, we have entered into and continue to pursue relationships with third-party lead sources such as business process improvement consultants, implementers of software systems and complementary software application providers. We believe that these efforts have resulted in an increase in the quantity and quality of customer leads and we believe that the increase in our partner relationships with third-party lead sources will have a positive effect on our future revenues. However, there can be no assurance that our efforts to expand indirect sales will be successful or that our relationships with these third-party lead sources will continue in the future.

      Services Revenue. Revenue from services increased 29.9% to $8.1 million in the six months ended December 31, 2000 from $6.2 million in the same period in 1999. However, as a percentage of total revenue, revenue from services decreased from 61.9% for the six months ended December 31, 1999 to 40.7% for the same period in 2000 as a result of the increase in revenue from software license fees. The increase in revenue from services resulted primarily from the growth in new license contracts during the past several quarters. Although revenue from services increased during the six months ended December 31, 2000 compared to the same period in the prior year, we believe the use of third-party software implementation providers as lead sources had the effect of reducing our implementation services revenue from customers referred to us by these implementation service providers during this six month period and we expect that our continued use of third-party software implementation providers as lead sources will continue to have the effect of reducing our implementation services revenue from customers referred to us by these implementation service providers.

      Total Revenue. Total revenue increased 97.5% to $19.8 million in the six months ended December 31, 2000 from $10.0 million in the same period in 1999.

      Cost of License Fees. Cost of license fees increased to $400,000 in the six months ended December 31, 2000 from $166,000 in the same period in 1999. This increase resulted from an increase in finder fees paid to third parties for providing us with new customer leads, an increase in sub-license fees paid to third parties for products owned by third parties being licensed along with our products, partially offset by a decrease in the amortization of software acquired through business acquisitions.

      Cost of Services. Cost of services increased 4.6% to $4.2 million in the six months ended December 31, 2000 from $4.0 million in the same period in 1999. However, as a percentage of services revenue, cost of services decreased from 64.2% for the six months ended December 31, 1999 to 51.7% for the same period in 2000, which resulted in an increase in services margin from 35.8% for the six months ended December 31, 1999 to 48.3% for the same period in 2000. The increase in the dollar amount of cost of services is primarily the result of an increase in the number of employees engaged in implementation, training and customer support services partially offset by the decreased use of higher cost third-party consultants for implementation services. The improvement in services margin is due to our decreased use of higher cost third-party consultants for implementation services as well as an increase in billable employee utilization.

      Research and Development. Research and development expenses decreased 7.8% to $4.8 million in the six months ended December 31, 2000 from $5.2 million in the same period in 1999. This decrease is primarily the result of our increased use of third-party contractors for specific development projects during the three months ended September 30, 1999. As a percentage of total revenue, research and development expenses decreased from 51.7% for the six months ended December 31, 1999 to 24.1% for the same period in 2000 as a result of the increase in total revenue.

      Sales and Marketing. Sales and marketing expenses increased 36.8% to $9.2 million in the six months ended December 31, 2000 from $6.7 million in the same period in 1999. Approximately $809,000 of this increase was due to an increase in compensation and related expenses associated with an increase in the number of sales personnel and presales consultants as we expanded our direct sales force to allow for future growth, as well as the increase in commissions to employees on the additional license contracts. In addition, $1.6 million of this increase was due to cost increases in marketing programs and public relations activities as we expanded our presence in the market and further developed our brand awareness, as well as an increase in marketing personnel costs needed to support the increased activities. Despite the increase in total sales and marketing expenses, as a percentage of total revenue these costs decreased from 67.0% for the six months ended December 31, 1999 to 46.4% for the same period in 2000 as a result of the increase in total revenue.

      General and Administrative. General and administrative expenses increased 38.9% to $3.6 million in the six months ended December 31, 2000 from $2.6 million in the same period in 1999. This increase was the result of higher costs associated with the increase in our infrastructure to support our recent and anticipated growth as well as additional costs related to being a publicly held company. Despite the increase in total general and administrative expenses, as a percentage of total revenue these costs decreased from 25.7% for the six months ended December 31, 1999 to 18.1% for the same period in 2000 as a result of the increase in total revenue.

      Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $242,000 in the six months ended December 31, 2000 from $473,000 in the same period in 1999. This decrease was due to a provision in the six months ended December 31, 1999 reflecting management’s concern over the collectibility of certain amounts from one of our European customers.

      Operating Loss. As a result of the above factors, our operating loss decreased 71.8% to $2.6 million in the six months ended December 31, 2000 from $9.1 million in the same period in 1999.

      Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was $167,000 of income in the six months ended December 31, 2000 and other income (expense) was ($1.2) million of expense in the same period in 1999. Interest expense decreased to ($398,000) in the six months ended December 31, 2000 from ($1.3) million in the same period in 1999 due to lower average borrowings resulting from the use of a portion of the net proceeds from our initial public offering of common stock to repay in full the outstanding indebtedness under our line of credit during the three months ended September 30, 2000. Interest income and other increased to $565,000 in the six months ended December 31, 2000 from $45,000 in the same period in 1999 primarily as a result of the interest earned on the investment of the remaining net proceeds from our initial public offering in government short-term marketable securities.

      Income Taxes. During the six months ended December 31, 2000 and 1999, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period.

      Net Loss. As a result of the above factors, our net loss decreased 76.9% to $2.4 million in the six months ended December 31, 2000 compared to $10.3 million in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have financed our operations and our capital expenditures primarily through funds generated from operations, sales of our preferred stock and borrowings from Greyrock Capital and E.M. Warburg, Pincus, our principal shareholder. In August 2000, we completed the initial public offering of our common stock and received proceeds, net of underwriting discounts and commissions, of approximately $37.4 million. Approximately $10.5 million of the net proceeds were used to repay the outstanding balance of our line of credit with Greyrock Capital. This line of credit terminated on December 31, 2000. We intend to use the remainder of the net proceeds for working capital, including funding of operating losses and other general corporate purposes. At December 31, 2000, our primary sources of liquidity consisted of $21.9 million of government short-term marketable securities and cash totaling approximately $2.6 million.

      Cash used in our operating activities was $4.6 million for the six months ended December 31, 2000 compared to $6.1 million for the same period in 1999. The cash used in operating activities for the six months ended December 31, 2000 resulted primarily from our net loss of $2.4 million, a $2.8 million increase in accounts receivable and a $1.6 million decrease in deferred revenue partially offset by a $1.1 million increase in accrued expenses. The increase in accounts receivable resulted primarily from increased billings for services and renewals of maintenance and support at the end of the six months ended December 31, 2000. The decrease in deferred revenue resulted from the recognition of revenue on certain license contracts closed during the quarter ended June 30, 2000 for which the revenue was deferred as the products had not been shipped as of June 30, 2000, which was partially offset by a seasonal increase in maintenance and support billings. The cash used in operating activities for the six months ended December 31, 1999 resulted primarily from our $10.3 million net loss partially offset by a $3.6 million increase in deferred revenue due to the deferral of revenue on certain license contracts closed during the quarter ended December 31, 1999 as the products were not shipped as of December 31, 1999 and an increase in deferred maintenance and support revenue.

      Cash used in our investing activities was approximately $22.4 million in the six months ended December 31, 2000 as compared to $587,000 in the same period in 1999. We invest our excess cash in short-term, interest-bearing securities or guaranteed obligations of the U.S. government or its agencies which were $21.9 million at December 31, 2000 primarily as a result of net proceeds received from our initial public offering during the three months ended September 30, 2000. In addition, during the six months ended December 31, 2000, $514,000 of the cash used in investing activities was for purchases of computer hardware and software for internal use to support our continued growth, as well as for furniture and fixtures to accommodate the increased number of personnel compared to $587,000 of cash used in investing activities for purchases of computer hardware and software as well as furniture and fixtures during the six months ended December 31, 1999.

      Cash provided by our financing activities amounted to approximately $29.2 million in the six months ended December 31, 2000 as compared to $7.4 million in the same period in 1999. During the six months ended December 31, 2000, approximately $37.4 million was provided from the initial public offering of our common stock, net of underwriting discounts and commissions. Approximately $10.5 million of the net proceeds from the initial public offering was used to repay the outstanding balance of our line of credit and $1.3 million was used to pay costs associated with the public offering. Net of borrowings, the line of credit was reduced in fiscal 2000 by $7.6 million. During the six months ended December 31, 1999, cash provided by financing activities primarily represented net borrowings under our line of credit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, is effective for quarters beginning after June 15, 2000. We do not currently utilize derivative financial instruments therefore the adoption of SFAS No. 133 did not have a material impact on our results of operations or financial position.

      In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which clarified some provisions of current standards related to software revenue recognition and must be adopted no later than the fourth quarter of the fiscal year ending June 30, 2001. The adoption of SAB No. 101 is not expected to have a material impact on our revenue recognition policies, results of operations or financial position.

      In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, which is referred to as “FIN 44”. FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial statements.

FORWARD-LOOKING STATEMENTS

      This report and other written or oral statements made by us or on our behalf may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans, the use of third-party lead sources and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. A variety of factors could cause actual results to differ materially from those anticipated, including technological changes in the e-commerce and supply chain management solutions industries, the level of competition, our ability to attract and retain qualified personnel, relationships with alliance partners, the availability of financing, general economic conditions and other factors, that are discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our interest expense and interest income is sensitive to changes in the general level of U.S. interest rates. Since the initial public offering of our common stock in August 2000 we have repaid our line of credit with Greyrock Capital, converted our subordinated debt to common stock and invested in U.S. government or its agencies securities with maturities of less than two years. As a result we are now exposed to changes in interest rates on these investment securities. Prior to completion of our initial public offering, we were exposed to changes in interest rates primarily from our subordinated debt with E.M. Warburg, Pincus and our line of credit with Greyrock Capital. We do not currently utilize and we have not in the past utilized derivative financial instruments to manage exposure to interest rate changes. Based on the weighted average outstanding debt balances, a one percent increase in the general level of U.S. interest rates would have produced approximately $285,000 in additional interest expense in the fiscal year ended June 30, 2000.

      We develop products in the United States and market our products in North America, South America, Central America and Europe. As a result our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or weakening of these local currencies could make our products less competitive in foreign markets.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      On November 16, 2000, we held an annual meeting of the shareholders to elect Joseph Trino, Paul Bender, Henry Kressel, Joseph Landy, Edward Scott, Jr. and Peter Tarrant as directors until the annual meeting of 2001 and to approve the Amended and Restated 1997 Stock Option Plan. The voting results were as follows:

	For	Withheld	Abstain

Joseph Trino	20,630,197	4,515	—

Paul Bender	18,959,084	1,675,628	—

Henry Kressel	20,630,287	4,425	—

Joseph Landy	20,630,197	4,515	—

Edward Scott, Jr.	20,630,297	4,415	—

Peter Tarrant	20,630,187	4,525	—

	For	Withheld	Abstain

Amended and Restated 1997

Stock Option Plan	19,400,723	1,230,669	3,320

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed by the registrant during the three month period ended DECEMBER 31, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2001	/s/ Joseph Trino

(Date)	Joseph Trino Chairman of the Board and Chief Executive Officer

February 13, 2001	/s/ John Bartels

(Date)	John Bartels Executive Vice President Finance and Administration (Principal Financial Officer)