Form 10-Q
period 2001-03-31
SYNQUEST INC
filed 2001-05-11
CIK 1082397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    --------

                        COMMISSION FILE NUMBER 000-30963

                                 SYNQUEST, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                GEORGIA                                14-1683872
    (State or Other Jurisdiction of         (IRS Employer Identification No.)
    Incorporation or Organization)

              3500 PARKWAY LANE, SUITE 555, NORCROSS, GEORGIA 30092
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 325-2000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer classes of common stock as of the latest practicable date.

         29,438,175 shares of common stock outstanding as of May 4, 2001.

                                 SYNQUEST, INC.

                                TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS....................................................        3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...................................................        8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............       14

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................       15

         SIGNATURES..............................................................       16

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 SYNQUEST, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              JUNE 30,           MARCH 31,
                                                                                                2000                2001
                                                                                           --------------      --------------
                                                                                                                 (UNAUDITED)

                                                           ASSETS

CURRENT ASSETS:
   Cash .............................................................................      $      456,670      $      687,074
   Marketable securities ............................................................                  --          22,428,206
   Accounts receivable (net of allowances of $1,600,000 and $1,461,000
      at June 30, 2000 and March 31, 2001, respectively) ............................           4,840,296           4,036,705
   Other receivables ................................................................              54,790              49,325
   Prepaid expenses .................................................................             218,795             875,928
                                                                                           --------------      --------------
      Total current assets ..........................................................           5,570,551          28,077,238
Property and equipment:
   Leasehold improvements ...........................................................             189,710             260,064
   Furniture and fixtures ...........................................................             845,742             900,252
   Equipment ........................................................................           4,666,165           5,627,475
                                                                                           --------------      --------------
                                                                                                5,701,617           6,787,791
   Less accumulated depreciation and amortization ...................................          (3,418,257)         (4,397,946)
                                                                                           --------------      --------------
Net property and equipment ..........................................................           2,283,360           2,389,845
Other assets ........................................................................           1,068,825             222,057
                                                                                           --------------      --------------
      Total assets ..................................................................      $    8,922,736      $   30,689,140
                                                                                           ==============      ==============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Subordinated notes payable and accrued interest payable to related party .........      $   20,928,315      $           --
   Borrowings under line of credit agreement ........................................           7,642,082                  --
   Accounts payable .................................................................           1,265,235           1,508,042
   Accrued expenses .................................................................           5,060,896           5,796,881
   Deferred revenue .................................................................           7,168,878           4,132,272
   Current portion of notes payable and obligations under capital leases ............             191,845             152,987
                                                                                           --------------      --------------
      Total current liabilities .....................................................          42,257,251          11,590,182
Notes payable and obligations under capital leases, less current portion ............             163,359             105,006
Preferred Stock, in series, $0.01 par value; redeemable and convertible:
   Authorized shares -- 16,000,000
   Issued and outstanding shares -- 12,995,356 at June 30, 2000
   Liquidation preference of $64,474,679 at June 30, 2000 ...........................          60,915,824                  --
Shareholders' equity (deficit):
   Common Stock, $0.01 par value; 100,000,000 shares authorized and 1,762,704 and 29,438,175 shares issued and outstanding at June 30, 2000 and March
      31, 2001, respectively ........................................................              17,626             294,382
   Additional paid-in-capital .......................................................           7,087,426         127,363,211
   Accumulated deficit ..............................................................        (101,184,487)       (108,306,162)
   Equity adjustment from foreign currency translation ..............................            (334,263)           (357,479)
                                                                                           --------------      --------------
      Total shareholders' equity (deficit) ..........................................         (94,413,698)         18,993,952
                                                                                           --------------      --------------
      Total liabilities and shareholders' equity (deficit) ..........................      $    8,922,736      $   30,689,140
                                                                                           ==============      ==============

                             See accompanying notes.

                                 SYNQUEST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          MARCH 31,                      MARCH 31,
                                                                ----------------------------    ----------------------------
                                                                    2000            2001            2000            2001
                                                                ------------    ------------    ------------    ------------
                                                                         (UNAUDITED)                     (UNAUDITED)

Revenue:
   Software license fees ...................................    $  3,904,868    $  2,580,841    $  7,720,539    $ 14,310,223
   Services ................................................       3,226,107       4,376,880       9,429,897      12,433,342
                                                                ------------    ------------    ------------    ------------
    Total revenue ..........................................       7,130,975       6,957,721      17,150,436      26,743,565
Operating expenses:
   Cost of license fees ....................................         248,394          54,070         414,403         454,288
   Cost of services ........................................       1,887,345       2,273,116       5,869,896       6,438,258
   Research and development ................................       2,506,892       2,407,787       7,688,589       7,186,102
   Sales and marketing .....................................       3,369,012       4,528,801      10,077,263      13,705,061
   General and administrative ..............................       1,217,325       1,770,934       3,792,534       5,347,651
   Provision for doubtful accounts .........................         123,713         141,605         596,255         383,207
                                                                ------------    ------------    ------------    ------------
    Total operating expenses ...............................       9,352,681      11,176,313      28,438,940      33,514,567
                                                                ------------    ------------    ------------    ------------
Operating loss .............................................      (2,221,706)     (4,218,592)    (11,288,504)     (6,771,002)
Other income (expense):
   Interest expense ........................................        (680,417)         (9,934)     (1,969,944)       (407,785)
   Interest income and other ...............................          10,687         311,920          55,945         877,266
                                                                ------------    ------------    ------------    ------------
    Total other income (expense) ...........................        (669,730)        301,986      (1,913,999)        469,481
                                                                ------------    ------------    ------------    ------------
Loss before income taxes ...................................      (2,891,436)     (3,916,606)    (13,202,503)     (6,301,521)
Income taxes ...............................................              --              --              --              --
                                                                ------------    ------------    ------------    ------------
Net loss ...................................................      (2,891,436)     (3,916,606)    (13,202,503)     (6,301,521)
Accretion of redeemable convertible preferred stock ........        (959,014)             --      (2,765,853)       (820,154)
                                                                ------------    ------------    ------------    ------------
Net loss attributable to common stock ......................    $ (3,850,450)   $ (3,916,606)   $(15,968,356)   $ (7,121,675)
                                                                ============    ============    ============    ============
Basic and diluted net loss per common share ................    $      (2.38)   $      (0.13)   $     (10.52)   $      (0.29)
                                                                ============    ============    ============    ============
Weighted average number of shares used in computing
    basic and diluted net loss per common share ............       1,621,181      29,293,354       1,517,734      24,423,784
                                                                ============    ============    ============    ============
Pro forma basic and diluted net loss per common share:
   Net loss ................................................    $      (0.13)                   $      (0.60)   $      (0.23)
   Accretion of redeemable convertible preferred stock .....    $      (0.04)                   $      (0.13)   $      (0.03)
                                                                ------------                    ------------    ------------
   Net loss attributable to common stock ...................    $      (0.17)                   $      (0.73)   $      (0.26)
                                                                ============                    ============    ============
Weighted average number of shares used in
   computing pro forma basic and diluted
   net loss per common share ...............................      22,275,243                      22,008,083      27,859,170
                                                                ============                    ============    ============

                             See accompanying notes.

                                 SYNQUEST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 NINE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           ------------------------------
                                                                                               2000              2001
                                                                                           ------------      ------------
                                                                                                    (UNAUDITED)

OPERATING ACTIVITIES
Net loss ............................................................................      $(13,202,503)     $ (6,301,521)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ....................................................           951,626           990,582
   Non-cash stock compensation ......................................................                --           162,831
   Loss on disposal of equipment ....................................................                --            (1,685)
   Changes in operating assets and liabilities:
    Accounts receivable .............................................................         4,151,295           666,398
    Other assets ....................................................................             7,386           182,371
    Accounts payable ................................................................            25,093           245,246
    Accrued expenses ................................................................           789,058           811,104
    Deferred revenue ................................................................           387,158        (2,900,375)
                                                                                           ------------      ------------
       Net cash used in operating activities ........................................        (6,890,887)       (6,145,049)
INVESTING ACTIVITIES
Increase in marketable securities ...................................................                --       (22,428,206)
Purchases of property and equipment .................................................          (887,786)         (999,749)
                                                                                           ------------      ------------
       Net cash used in investing activities ........................................          (887,786)      (23,427,955)
FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit ....................................         7,332,809        (7,642,082)
Proceeds from common stock offering .................................................                --        37,432,500
Payment of stock offering costs .....................................................                --        (1,301,965)
Proceeds from issuance of common stock under stock option plans .....................           256,531         1,521,809
Repayment of obligations under capital leases .......................................          (202,471)         (175,872)
                                                                                           ------------      ------------
       Net cash provided by financing activities ....................................         7,386,869        29,834,390
Effect of exchange rate changes on cash .............................................           (53,421)          (30,982)
                                                                                           ------------      ------------
Net increase (decrease) in cash .....................................................          (445,225)          230,404
Cash at beginning of period .........................................................           638,213           456,670
                                                                                           ------------      ------------
Cash at end of period ...............................................................      $    192,988      $    687,074
                                                                                           ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest .........................................................................      $    714,000      $    203,000
                                                                                           ============      ============
   Income taxes .....................................................................      $         --      $         --
                                                                                           ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred to acquire equipment .............................      $     42,000      $     95,000
                                                                                           ============      ============

                             See accompanying notes.

                                 SYNQUEST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Annual Report of the Company on Form 10-K for the fiscal year ended June 30, 2000.

2. INITIAL PUBLIC OFFERING

         On August 11, 2000, the Company's registration statement in connection with an initial public offering ("IPO") of its common stock was declared effective by the Securities and Exchange Commission. The Company received approximately $37.4 million of proceeds, net of underwriting discounts and commissions, from the sale of 5,750,000 shares of common stock in the IPO. Approximately $10.5 million of the net proceeds were used to repay the outstanding balance under the Company's line of credit. Upon completion of the offering, all of the outstanding convertible preferred stock was converted to 12,995,356 shares of common stock. Additionally, the board of directors approved the payment of all accrued and unpaid dividends on the outstanding preferred stock of the Company in shares of Series H preferred stock that automatically converted to common stock upon completion of the IPO. Accordingly, the Company issued 1,354,365 shares of Series H preferred stock which converted into the same number of shares of common stock upon completion of the IPO. Furthermore, upon completion of the IPO the outstanding subordinated promissory notes held by E.M. Warburg, Pincus in the aggregate principal amount of $15 million plus all accrued and unpaid interest on such notes were converted into 3,246,280 shares of common stock at the IPO price, less underwriting discounts and commissions. Upon completion of the IPO, E.M. Warburg, Pincus exercised, on a cashless basis, all of its outstanding warrants based on the IPO price, less underwriting discounts and commissions, resulting in the issuance of 3,430,835 shares of common stock.

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

         All shares of convertible preferred stock, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because these securities are anti-dilutive for all periods presented. The total number of shares related to the outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted net loss per common share was 22,843,808 and 4,894,882 for the three and nine months ended March 31, 2000 and 2001, respectively.

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

         The following table presents the calculation of unaudited pro forma basic and diluted net loss per common share:

                                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                        MARCH 31,                MARCH 31,
                                                                                   ------------------   --------------------------
                                                                                          2000              2000          2001
                                                                                   ------------------   ------------  ------------

Net loss ........................................................................     $ (2,891,436)     $(13,202,503) $ (6,301,521)
    Accretion of redeemable convertible preferred stock .........................         (959,014)       (2,765,853)     (820,154)
                                                                                      ------------      ------------  ------------
Net loss attributable to common stock ...........................................     $ (3,850,450)     $(15,968,356) $ (7,121,675)
                                                                                      ------------      ------------  ------------
Pro forma:
    Shares used in computing basic and diluted net loss per common share ........        1,621,181         1,517,734    24,423,784
    Effect of assumed conversion of preferred stock and dividends,
      subordinated notes payable and interest, and warrants into common stock ...       20,654,062        20,490,349     3,435,386
                                                                                      ------------      ------------  ------------
    Shares used in computing unaudited pro forma
        basic and diluted net loss per common share .............................       22,275,243        22,008,083    27,859,170
                                                                                      ============      ============  ============
Pro forma basic and diluted net loss per common share:
    Net loss ....................................................................     $      (0.13)     $      (0.60) $      (0.23)
    Accretion of redeemable convertible preferred stock .........................     $      (0.04)     $      (0.13) $      (0.03)
                                                                                      ------------      ------------  ------------
    Net loss attributable to common stock .......................................     $      (0.17)     $      (0.73) $      (0.26)
                                                                                      ============      ============  ============

4. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company is organized around geographic areas. The Company's operations in The Americas and Europe represent its two reportable segments. The Americas segment is comprised of operations in the United States and the Europe segment is comprised of operations in the United Kingdom, France and The Netherlands.

         Segment information for the three and nine months ended March 31, 2000 and 2001 is summarized as follows:

                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                            MARCH 31,                       MARCH 31,
                                  ----------------------------    ----------------------------
                                      2000            2001            2000            2001
                                  ------------    ------------    ------------    ------------

REVENUE
The Americas
   Software license fees .....    $  3,752,274    $  2,556,172    $  7,389,222    $ 13,430,007
   Services ..................       2,757,214       4,082,190       8,108,274      11,401,953
                                  ------------    ------------    ------------    ------------
      Total The Americas .....       6,509,488       6,638,362      15,497,496      24,831,960
Europe
   Software license fees .....         152,594          24,669         331,317         880,216
   Services ..................         468,893         294,690       1,321,623       1,031,389
                                  ------------    ------------    ------------    ------------
      Total Europe ...........         621,487         319,359       1,652,940       1,911,605
                                  ------------    ------------    ------------    ------------
      Total ..................    $  7,130,975    $  6,957,721    $ 17,150,436    $ 26,743,565
                                  ============    ============    ============    ============
NET LOSS
The Americas .................    $ (2,275,833)   $ (2,899,449)   $(10,466,622)   $ (4,322,634)
Europe .......................        (615,603)     (1,017,157)     (2,735,881)     (1,978,887)
                                  ------------    ------------    ------------    ------------
      Total ..................    $ (2,891,436)   $ (3,916,606)   $(13,202,503)   $ (6,301,521)
                                  ============    ============    ============    ============
TOTAL ASSETS
The Americas .................                                                    $ 46,647,843
Europe .......................                                                       1,973,410
   Eliminations ..............                                                     (17,932,113)
                                                                                  ------------
      Total ..................                                                    $ 30,689,140
                                                                                  ============

         All revenue was generated from external customers.

         The eliminations within total assets represents the Company's investment in the Europe segment and funding provided for operations in Europe.

         Export sales from the United States were approximately $1,160,000 and $294,000 for the three months ended March 31, 2000 and 2001, respectively. Export sales from the United States were approximately $1,440,000 and $897,000 for the nine months ended March 31, 2000 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We develop, market and support supply chain management software that is designed to maximize operations and financial performance. We continue to leverage our core competencies in supply chain management solutions by developing products that can improve collaboration via the Internet across a customer's virtual supply chain of plants and third-party suppliers. Our solutions offer the ability to plan, execute and control orders while profitably meeting customer service requirements. Using key breakthrough technologies, including financial optimization, real-time management and data-driven architecture, our solutions enable rapid implementation and, typically, a compelling return on investment.

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

         Our software licenses have principally been the result of direct sales to customers, and we expect that direct sales will continue to represent our principal selling method in the future. However, we have used and expect to continue to use independent resellers of our products in geographic areas where we do not believe it is cost-effective to establish a direct sales force. In addition to internally generated leads, we rely on third parties such as business process improvement consultants, implementers of software systems and complementary software application providers to provide us with leads for potential new customers. During fiscal 2000, we entered into relationships with several new lead sources, substantially reducing our dependence on any single lead source. We continue to pursue relationships with third-party lead sources to increase the quantity and quality of customer leads.

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

         Cost of License Fees. Our cost of license fees includes finder fees which we pay to third parties for providing us with a new customer lead and sub-license fees paid by us to third parties for software owned by a third party which we have licensed along with our products. In addition, we are obligated to pay royalties to a third party on software license fees generated from the Inbound Planning Engine which will be included in our cost of license fees. As of June 30, 2000, we had fully amortized software acquired through business acquisitions and as a result our cost of license fees no longer includes amortization expense associated with these assets. We believe that these factors may increase the future cost of license fees over historical levels both in dollars and as a percentage of total revenue.

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

         General and Administrative. Our general and administrative expenses consist primarily of personnel and other costs of our accounting, legal and human resources activities, as well as depreciation and other general corporate expenses.

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

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                MARCH 31,           MARCH 31,
                                           ------------------   -----------------
                                             2000      2001      2000      2001
                                            ------    ------    ------    ------

Revenue:
   Software license fees ...............      54.8%     37.1%     45.0%     53.5%
   Services ............................      45.2      62.9      55.0      46.5
                                            ------    ------    ------    ------
      Total revenue ....................     100.0     100.0     100.0     100.0
Operating expenses:
   Cost of license fees ................       3.5       0.8       2.4       1.7
   Cost of services ....................      26.5      32.7      34.2      24.1
   Research and development ............      35.2      34.6      44.8      26.9
   Sales and marketing .................      47.2      65.1      58.8      51.2
   General and administrative ..........      17.1      25.4      22.1      20.0
   Provision for doubtful accounts .....       1.7       2.0       3.5       1.4
                                            ------    ------    ------    ------
      Total operating expenses .........     131.2     160.6     165.8     125.3
                                            ------    ------    ------    ------
Operating loss .........................     (31.2)    (60.6)    (65.8)    (25.3)
Other income (expense):
   Interest expense ....................      (9.5)     (0.1)    (11.5)     (1.5)
   Interest income and other ...........       0.2       4.4       0.3       3.3
                                            ------    ------    ------    ------
      Total other income (expense) .....      (9.3)      4.3     (11.2)      1.8
                                            ------    ------    ------    ------
Loss before income taxes ...............     (40.5)    (56.3)    (77.0)    (23.5)
                                            ------    ------    ------    ------
   Net loss ............................     (40.5)%   (56.3)%   (77.0)%   (23.5)%
                                            ======    ======    ======    ======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Software License Fees Revenue. Revenue from software license fees decreased 33.9% to $2.6 million in the three months ended March 31, 2001 from $3.9 million in the same period in fiscal 2000. As a percentage of total revenue, revenue from software license fees decreased to 37.1% for the three months ended March 31, 2001 from 54.8% for the same period in fiscal 2000. Although we believe there continues to be strong market opportunity for our software solutions, revenue from software license fees decreased during the three months ended March 31, 2001 compared to the same period in fiscal 2000 as a result of two software license transactions that we expected to close before the end of the quarter but were delayed by the customer.

         During the three months ended March 31, 2001, we began to see a slowdown in the sales cycle of our products as a result of companies taking additional time to assess and prioritize purchases, as well as obtaining additional approvals for such purchases. We believe that these companies still consider these purchases to be important; however, these delays may have the effect of reducing future revenue from software license fees.

         We are also seeing a shift in buying patterns by prospective customers. Companies are reluctant to commit to large, complex software implementation projects unless there is a clear and compelling return on investment and the projects can be implemented quickly. We believe that our supply chain management solutions address specific strategic, tactical and operational issues faced by companies and that our solutions maximize operations and financial performance while profitably meeting customer service requirements. Most importantly, we believe our solutions quickly provide our customers with a high return on investment. Therefore we expect companies to continue to purchase our solutions.

         We continue to pursue relationships with third-party lead sources such as business process improvement consultants, implementers of software systems and complementary software application providers to supplement our internal lead generation activities. However, there can be no assurance that our efforts to develop relationships with third-party lead sources will be successful or that existing relationships will continue in the future.

         Services Revenue. Revenue from services increased 35.7% to $4.4 million in the three months ended March 31, 2001 from $3.2 million in the same period in fiscal 2000. The increase in revenue from services resulted primarily from the growth in new license contracts during the past several quarters. As a percentage of total revenue, revenue from services increased to 62.9% for the three months ended March 31, 2001 from 45.2% for the same period in fiscal 2000 primarily as a result of the decrease in revenue from software license fees.

         Total Revenue. Total revenue was $7.0 million in the three months ended March 31, 2001, which is approximately equal to the $7.1 million in the same period in fiscal 2000.

         Cost of License Fees. Cost of license fees decreased to $54,000 in the three months ended March 31, 2001 from $248,000 in the same period in fiscal 2000. This decrease resulted primarily from a decrease in finder fees paid to third parties for providing us with new customer leads. Also, as of June 30, 2000, we had fully amortized software acquired through business acquisitions and as a result our cost of license fees no longer includes amortization expense associated with these assets.

         Cost of Services. Cost of services increased 20.4% to $2.3 million in the three months ended March 31, 2001 from $1.9 million in the same period in fiscal 2000. The increase in the dollar amount of cost of services is primarily the result of an increase in the number of employees engaged in implementation, training and customer support services. As a percentage of services revenue, cost of services decreased to 51.9% for the three months ended March 31, 2001 from 58.5% for the same period in fiscal 2000, which resulted in an increase in services margin to 48.1% for the three months ended March 31, 2001 from 41.5% for the same period in fiscal 2000. The improvement in services margin was mainly due to an increase in billable employee utilization.

         Research and Development. Research and development expenses were $2.4 million in the three months ended March 31, 2001, which are approximately equal to the $2.5 million in the same period in fiscal 2000. Although we continue to broaden and enhance our existing suite of products, we have utilized existing resources and core competencies of our employees, and therefore our research and development expenses have remained relatively stable. As a percentage of total revenue, research and development expenses were approximately flat at 34.6% for the three months ended March 31, 2001 compared to 35.2% for the same period in fiscal 2000.

         Sales and Marketing. Sales and marketing expenses increased 34.4% to $4.5 million in the three months ended March 31, 2001 from $3.4 million in the same period in fiscal 2000. This increase resulted from increased costs associated with additional personnel in our sales and marketing organization, including direct sales and marketing personnel coupled with additional costs incurred as we continued aggressive marketing activities and advertising campaigns to increase our brand awareness. As a percentage of total revenue, sales and marketing expenses increased to 65.1% for the three months ended March 31, 2001 from 47.2% for the same period in fiscal 2000 as a result of the increase in sales and marketing expenses.

         General and Administrative. General and administrative expenses increased 45.5% to $1.8 million in the three months ended March 31, 2001 from $1.2 million in the same period in fiscal 2000. This increase was the result of higher costs associated with the increase in our infrastructure to support our recent and anticipated growth as well as additional costs related to being a publicly held company. As a percentage of total revenue, these costs increased to 25.4% for the three months ended March 31, 2001 from 17.1% for the same period in fiscal 2000 as a result of the increase in total general and administrative expenses.

         Provision for Doubtful Accounts. Our provision for doubtful accounts was $142,000 in the three months ended March 31, 2001, which is approximately equal to the $124,000 in the same period in fiscal 2000.

         Operating Loss. As a result of the above factors, our operating loss increased 89.9% to $4.2 million in the three months ended March 31, 2001 from $2.2 million in the same period in fiscal 2000.

         Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was $302,000 of income in the three months ended March 31, 2001 and other income (expense) was ($670,000) of expense in the same period in fiscal 2000. Interest expense decreased to ($10,000) in the three months ended March 31, 2001 from ($680,000) in the same period in fiscal 2000 as a result of the use of a portion of the net proceeds from our initial public offering of common stock to repay in full the outstanding indebtedness under our line of credit. Interest income and other increased to $312,000 in the three months ended March 31, 2001 from $10,000 in the same period in fiscal 2000 primarily as a result of the interest earned on the investment of the remaining net proceeds from our initial public offering in government short-term marketable securities.

         Income Taxes. During the three months ended March 31, 2001 and 2000, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period.

         Net Loss. As a result of the above factors, our net loss increased 35.5% to $3.9 million in the three months ended March 31, 2001 compared to $2.9 million in the same period in fiscal 2000.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

         Software License Fees Revenue. Revenue from software license fees increased 85.4% to $14.3 million in the nine months ended March 31, 2001 from $7.7 million in the same period in fiscal 2000. As a percentage of total revenue, revenue from software license fees increased to 53.5% for the nine months ended March 31, 2001 from 45.0% for the same period in fiscal 2000. The increase was the result of increased market awareness of the benefits that may be derived from deploying our software solutions, the introduction of new and enhanced products, the expansion of our sales force, as well as increased marketing activities aimed at increasing brand awareness.

         During the last three of the nine months ended March 31, 2001, we began experiencing a slowdown in sales cycles as a result of companies' lengthening approval processes for entering into software license transactions. Companies are taking additional time to assess and prioritize purchases, as well as obtaining additional approvals for such purchases. We believe that these companies still consider these purchases to be important; however, these delays may have the effect of reducing future revenue from software license fees.

         We are also seeing a shift in buying patterns by prospective customers. Companies are not committing to large, complex software implementation projects unless there is a clear and compelling return on investment and the projects can be implemented quickly. We believe that our supply chain management solutions address specific strategic, tactical and operational issues faced by companies and that our solutions maximize operations and financial performance while profitably meeting customer service requirements. Most importantly, we believe our solutions quickly provide our customers with a high return on investment. Therefore we expect companies to continue to purchase our solutions.

         We continue to pursue relationships with third-party lead sources such as business process improvement consultants, implementers of software systems and complementary software application providers to supplement our internal lead generation activities. However, there can be no assurance that our efforts to develop relationships with third-party lead sources will be successful or that existing relationships will continue in the future.

         In addition, during the first six of the nine months ended March 31, 2000, we believe that our software license revenue was negatively impacted by the following factors:

         - our traditional sources of customer leads did not meet our growth expectations as we transitioned to new lead-generation sources and

         - during calendar 1999 potential customers' short-term focus of financial and manpower resources on Year 2000 issues postponed some potential customers' licensing decisions.

         Services Revenue. Revenue from services increased 31.9% to $12.4 million in the nine months ended March 31, 2001 from $9.4 million in the same period in fiscal 2000. The increase in revenue from services resulted primarily from the growth in new license contracts during the past several quarters. Although revenue from services increased during the nine months ended March 31, 2001 compared to the same period in the prior year, we believe the use of third-party software implementation providers as lead sources had the effect of reducing our implementation services revenue from customers referred to us by these implementation service providers during this nine month period. We expect that our continued use of third-party software implementation providers as lead sources will continue to have the effect of reducing our implementation services revenue from customers referred to us by these implementation service providers. As a percentage of total revenue, revenue from services decreased to 46.5% for the nine months ended March 31, 2001 from 55.0% for the same period in fiscal 2000 as a result of the increase in revenue from software license fees.

         Total Revenue. Total revenue increased 55.9% to $26.7 million in the nine months ended March 31, 2001 from $17.2 million in the same period in fiscal 2000.

         Cost of License Fees. Cost of license fees were $454,000 in the nine months ended March 31, 2001 which was a slight increase from $414,000 in the same period in fiscal 2000. This increase resulted primarily from an increase in sub-license fees paid to third parties for products owned by third parties being licensed along with our products. Also, as of June 30, 2000, we had fully amortized software acquired through business acquisitions and as a result our cost of license fees no longer includes amortization expense associated with these assets.

         Cost of Services. Cost of services increased 9.7% to $6.4 million in the nine months ended March 31, 2001 from $5.9 million in the same period in fiscal 2000. The increase in the dollar amount of cost of services is primarily the result of an increase in the number of employees engaged in implementation, training and customer support services partially offset by the decreased use of higher cost third-party consultants for implementation services. As a percentage of services revenue, cost of services decreased to 51.8% for the nine months ended March 31, 2001 from 62.2% for the same period in fiscal 2000, which resulted in an increase in services margin to 48.2% for the nine months ended March 31, 2001 from 37.8% for the same period in fiscal 2000. The improvement in services margin is due to our decreased use of higher cost third-party consultants for implementation services as well as an increase in billable employee utilization.

         Research and Development. Research and development expenses decreased 6.5% to $7.2 million in the nine months ended March 31, 2001 from $7.7 million in the same period in fiscal 2000. This decrease is primarily the result of our decreased use of third-party contractors for specific development projects during the nine months ended March 31, 2000 compared to the same period in fiscal 2000. As a percentage of total revenue, research and development expenses decreased to 26.9% for the nine months ended March 31, 2001 from 44.8% for the same period in fiscal 2000 as a result of the increase in total revenue.

         Sales and Marketing. Sales and marketing expenses increased 36.0% to $13.7 million in the nine months ended March 31, 2001 from $10.1 million in the same period in fiscal 2000. Approximately $1.0 million of this increase was due to an increase in compensation and related expenses associated with an increase in the number of sales personnel and presales consultants as we expanded our direct sales force to allow for future growth, as well as the increase in commissions to employees on the additional license contracts. In addition, $2.6 million of this increase was due to cost increases in marketing programs and public relations activities as we expanded our presence in the market and further developed our brand awareness, as well as an increase in marketing personnel costs needed to support the increased activities. Despite the increase in total sales and marketing expenses, as a percentage of total revenue these costs decreased to 51.2% for the nine months ended March 31, 2001 from 58.8% for the same period in fiscal 2000 as a result of the increase in total revenue.

         General and Administrative. General and administrative expenses increased 41.0% to $5.3 million in the nine months ended March 31, 2001 from $3.8 million in the same period in fiscal 2000. This increase was the result of higher costs associated with the increase in our infrastructure to support our recent and anticipated growth as well as additional costs related to being a publicly held company. Despite the increase in total general and administrative expenses, as a percentage of total revenue these costs decreased to 20.0% for the nine months ended March 31, 2001 from 22.1% for the same period in fiscal 2000 as a result of the increase in total revenue.

         Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $383,000 in the nine months ended March 31, 2001 from $596,000 in the same period in fiscal 2000. This decrease was due to a provision in the nine months ended March 31, 2000 reflecting management's concern over the collectibility of certain amounts from one of our European customers.

         Operating Loss. As a result of the above factors, our operating loss decreased 40.0% to $6.8 million in the nine months ended March 31, 2001 from $11.3 million in the same period in fiscal 2000.

         Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was $469,000 of income in the nine months ended March 31, 2001 and other income (expense) was ($1.9) million of expense in the same period in fiscal 2000. Interest expense decreased to ($408,000) in the nine months ended March 31, 2001 from ($2.0) million in the same period in fiscal 2000 due to lower average borrowings resulting from the use of a portion of the net proceeds from our initial public offering of common stock to repay in full the outstanding indebtedness under our line of credit during the three months ended September 30, 2000. Interest income and other increased to $877,000 in the nine months ended March 31, 2001 from $56,000 in the same period in fiscal 2000 primarily as a result of the interest earned on the investment of the remaining net proceeds from our initial public offering in government short-term marketable securities.

         Income Taxes. During the nine months ended March 31, 2001 and 2000, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period.

         Net Loss. As a result of the above factors, our net loss decreased 52.3% to $6.3 million in the nine months ended March 31, 2001 compared to $13.2 million in the same period in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our operations and our capital expenditures primarily through funds generated from operations, sales of our preferred stock and borrowings from Greyrock Capital and E.M. Warburg, Pincus, our principal shareholder. In August 2000, we completed the initial public offering of our common stock and received proceeds, net of underwriting discounts and commissions, of approximately $37.4 million. Approximately $10.5 million of the net proceeds were used to repay the outstanding balance of our line of credit with Greyrock Capital. This line of credit terminated on December 31, 2000. We intend to use the remainder of the net proceeds for working capital, including funding of operating losses and other general corporate purposes. At March 31, 2001, our primary sources of liquidity consisted of $22.4 million of government short-term marketable securities and cash totaling approximately $687,000.

         Cash used in our operating activities was $6.1 million for the nine months ended March 31, 2001 compared to $6.9 million for the same period in fiscal 2000. The cash used in operating activities for the nine months ended March 31, 2001 resulted primarily from our net loss of $6.3 million and a $2.9 million decrease in deferred revenue, partially offset by a $666,000 decrease in accounts receivable, a $991,000 increase in depreciation and amortization expense, and an $811,000 increase in accrued expenses. The decrease in accounts receivable resulted primarily from improved payment terms on our software license agreements and cash receipt collections. The decrease in deferred revenue resulted from the recognition of revenue on certain license contracts closed during the quarter ended June 30, 2000 for which the revenue was deferred as the products had not been shipped as of June 30, 2000, which was partially offset by an increase in deferred consulting revenues. The cash used in operating activities for the nine months ended March 31, 2000 resulted primarily from our net losses of $13.2 million partially offset by a $4.2 million decrease in accounts receivable, a $952,000 increase in depreciation and amortization expense, and a $789,000 increase in accrued expenses. The decrease in accounts receivable at March 31, 2000 was due to an improvement in the payment terms on our software license agreements as well as the timing of new contracts.

         Cash used in our investing activities was approximately $23.4 million in the nine months ended March 31, 2001 as compared to $888,000 in the same period in fiscal 2000. The increase resulted from the investment of the net proceeds received from our initial public offering during the three months ended September 30, 2000 in short-term, interest-bearing securities or guaranteed obligations of the U.S. government or its agencies. At March 31, 2001, our investment in government short-term marketable securities was $22.4 million. In addition, during the nine months ended March 31, 2001, approximately $1.0 million of the cash used in investing activities was for purchases of computer hardware and software for internal use to support our continued growth, as well as for furniture and fixtures to accommodate the increased number of personnel compared to $888,000 during the same period in fiscal 2000.

         Cash provided by our financing activities amounted to approximately $29.8 million in the nine months ended March 31, 2001 as compared to $7.4 million in the same period in fiscal 2000. During the nine months ended March 31, 2001, approximately $37.4 million was provided from the initial public offering of our common stock, net of underwriting discounts and commissions. Approximately $10.5 million of the net proceeds from the initial public offering was used to repay the outstanding balance of our line of credit and $1.3 million was used to pay costs associated with the public offering. Net of borrowings, the line of credit was reduced in fiscal 2001 by $7.6 million. Also, during the nine months ended March 31, 2001, approximately $1.5 million was provided from the issuance of common stock under stock option plans. During the nine months ended March 31, 2000, cash provided by financing activities primarily represented net borrowings under our line of credit.

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

         In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin (SAB) No. 101,"Revenue Recognition in Financial Statements," which clarified some provisions of current standards related to software revenue recognition and must be adopted no later than the fourth quarter of the fiscal year ending June 30, 2001. The adoption of SAB No.101 is not expected to have a material impact on our revenue recognition policies, results of operations or financial position.

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

FORWARD-LOOKING STATEMENTS

         This report and other written or oral statements made by us or on our behalf may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the word "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include expectations about changes in the future economic climate, buying patterns of potential customers, descriptions of our plans, the use of third-party lead sources and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. A variety of factors could cause actual results to differ materially from those anticipated, including technological changes in the e-commerce and supply chain management solutions industries, the level of competition, our ability to attract and retain qualified personnel, relationships with alliance partners, the availability of financing, general economic conditions and other factors that are discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest expense and interest income are sensitive to changes in the general level of U.S. interest rates. Since the initial public offering of our common stock in August 2000 we have repaid our line of credit with Greyrock Capital, converted our subordinated debt to common stock and invested in U.S. government or its agencies securities with maturities of less than two years. As a result, we are now exposed to changes in interest rates on these investment securities. Prior to completion of our initial public offering, we were exposed to changes in interest rates primarily from our subordinated debt with E.M. Warburg, Pincus and our line of credit with Greyrock Capital. We do not currently utilize and we have not in the past utilized derivative financial instruments to manage exposure to interest rate changes. Based on the weighted average outstanding debt balances, a one percent increase in the general level of U.S. interest rates would have produced approximately $285,000 in additional interest expense in the fiscal year ended June 30, 2000.

         As of March 31, 2001, we had cash totaling approximately $687,000 and government short-term marketable securities of $22.4 million. Our interest income is sensitive to changes in the general level of U.S. interest rates since our cash and cash equivalents are in short-term instruments. Based on the weighted average outstanding balances of cash and marketable securities, a one percent decline in the general level of U.S. interest rates would have decreased interest income in the nine months ended March 31, 2001 by approximately $120,000.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1     Employment Agreement by and between SynQuest, Inc. and Adam
                  Meyerowitz dated as of February 1, 2001

         10.2     Employment Agreement by and between SynQuest, Inc. and Joseph
                  Leary dated as of February 12, 2001

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the registrant during the three months ended March 31, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       May 11, 2001                 /s/ JOSEPH TRINO
--------------------------          -----------------------------------------
          (Date)                    Joseph Trino
                                    Chairman of the Board and
                                    Chief Executive Officer

       May 11, 2001                 /s/ JOHN BARTELS
--------------------------          -----------------------------------------
          (Date)                    John Bartels
                                    Executive Vice President
                                    Finance and Administration
                                    (Principal Financial Officer)