Form 10-K
period 2001-06-30
SYNQUEST INC
filed 2001-09-28
CIK 1082397

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

            FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-30963
                                 SYNQUEST, INC.
        (Exact name of registrant as specified in governing instrument)

                     GEORGIA                                       14-1683872
             (State of organization)                    (IRS Employer Identification No.)

 3500 PARKWAY LANE, SUITE 555, NORCROSS, GEORGIA                      30092
     (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (770) 325-2000

          Securities registered pursuant to Section 12(b) of the Act:

         COMMON STOCK, $.01 PER SHARE                     THE NASDAQ STOCK MARKET
            (Title of each class)               (Name of each exchange on which registered)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing sale price on The Nasdaq Stock Market) on September 17, 2001 was approximately $18.3 million. As of September 17, 2001, there were 29,468,674 shares of common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held November 16, 2001 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SYNQUEST, INC.

                               TABLE OF CONTENTS

ITEM NO.                                                                PAGE NO.
--------                                                                --------
                                     PART I
Item 1.   BUSINESS....................................................      1
          Overview....................................................      1
          Trends Driving the Supply Chain Planning Market.............      2
          Our Strategy................................................      3
          Limitations of Other Supply Chain Planning Solutions........      4
          SynQuest Supply Chain Planning Solutions....................      4
          SynQuest's Financial Optimization Technology................      5
          Supply Chain Problems and Solutions.........................      6
          Customers...................................................      8
          Case Studies................................................      8
          Strategic Relationships.....................................      9
          Competition.................................................     10
          Professional Services.......................................     10
          Sales and Marketing.........................................     11
          Research and Development....................................     11
          Intellectual Property.......................................     12
          Employees...................................................     12
Item 2.   PROPERTIES..................................................     12
Item 3.   LEGAL PROCEEDINGS...........................................     13
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     13
Item X.   EXECUTIVE OFFICERS OF THE REGISTRANT........................     13
                                    PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................     15
Item 6.   SELECTED FINANCIAL DATA.....................................     15
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     18
          Overview....................................................     18
          Recent Developments.........................................     20
          Results of Operations.......................................     21
          Fiscal Year Ended June 30, 2001 Compared to Fiscal Year
          Ended June 30, 2000.........................................     21
          Fiscal Year Ended June 30, 2000 Compared to Fiscal Year
          Ended June 30, 1999.........................................     23
          Liquidity and Capital Resources.............................     24
          Recent Accounting Pronouncements............................     25
          Risk Factors................................................     26
Item 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
          RISKS.......................................................     32
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     33
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................     33

ITEM NO.                                                                PAGE NO.
--------                                                                --------
                                    PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     33
Item 11.  EXECUTIVE COMPENSATION......................................     33
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................     33
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     33
                                    PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
          FORM 8-K....................................................     34

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Examples of such statements in this report include expectations about changes in the future economic climate, buying patterns of potential customers, descriptions of our plans, the use of third-party lead sources and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We specialize in providing supply chain planning solutions that enable companies with complex logistics networks to improve their profit and customer service. A complex logistics network consists of a large combination of products/parts, plants, warehouses, transport modes and suppliers which are needed to meet diverse customer requirements. For example, due to the complex nature of their products, both the automotive and the major home appliance industries typically have complex logistics networks. We believe that our approach to supply chain planning is unique because our solutions address supply chain planning problems as financial problems that are optimally solved only when the relevant financial implications of the problems are adequately considered in the solution. Unlike other products, our solutions are designed to meet customer requirements and, at the same time, maximize profits and/or minimize costs. Other products simply answer the question of how to meet a customer's requirements (source, make, move, buy, store and deliver) without adequately considering the relevant financial implications of such an answer. Our solutions take into account the financial implications of meeting customer requirements by using our unique financial optimization technology to:

     - model the total business problem which consists of the operations constraints (such as manufacturing capacity, shipping calendars and delivery dates) and the financial drivers (such as purchase price, material handling costs, inventory carrying costs and revenue);

     - evaluate all the relevant trade-offs across the logistics network and determine which combination of activities represents the greatest profit while meeting customer requirements.

     Our software solutions have broad applicability, but we have targeted manufacturing companies in the following industries: automotive original equipment manufacturers ("OEM") including their tier-one suppliers, as well as the industrial and consumer durables markets. We believe companies in these markets face considerable competitive pressure to dramatically improve bottom-line performance. Furthermore, they must make these improvements while simultaneously meeting increasingly stringent customer delivery requirements. These companies need solutions that are capable of delivering significant financial benefits by planning across their complex logistics network for maximum profit. Our software solutions, which are capable of being implemented quickly, address both complex logistics planning and profit maximization. These same companies are beginning to leverage the Internet to improve the effectiveness of their complex logistics network. Our solutions, which are web-based, are capable of helping these companies seamlessly collaborate with their trading partners to further improve profit and customer service.

     Our solutions readily interface with a broad range of our customers' existing enterprise applications, as well as the e-Business platforms of their web-based trading partners. As of August 31, 2001, we had implemented our solutions for over 100 customers. Our clients include the Whirlpool Corporation, ABB Vetco Gray, Inc., Goodrich Corporation, Ford Motor Company, Herman Miller, Inc.'s SCR Division, HON Industries, Inc., Alcoa, Inc., STMicroelectronics N.V., and Titleist and Footjoy Worldwide.

TRENDS DRIVING THE SUPPLY CHAIN PLANNING MARKET

     We believe the following trends are driving the supply chain planning market forward:

     Continued pressure to reduce costs. Buyers are continually demanding lower prices, which means that companies face constant pressure to reduce costs. In the past, companies with complex logistics networks attempted to reduce costs by focusing on one aspect of the supply chain such as manufacturing or transportation. However, these companies now realize that to reduce costs further, they must consider cost reduction from a cross-functional perspective, evaluating the financial trade-offs of the entire supply chain. This type of analysis is complex because there are many potential trade-offs that must be simultaneously evaluated to determine which combination of trade-offs will provide the greatest overall cost reductions. In addition, we believe manufacturers will continue to outsource key components of their products, which will cause their supply chains to become even more complex. Most companies now recognize that they benefit the most from supply chain planning solutions that are capable of simultaneously evaluating the financial trade-offs across the supply chain to determine the lowest overall cost.

     Increased customer service level requirements. Companies are requiring their suppliers to increase the speed and reliability of delivery of orders. They have realized that slow and unreliable delivery of orders now means that not only will they lose orders, but eventually, customers as well. Building inventory in advance of demand or expediting orders are not feasible solutions to the problem because of the high costs associated with both solutions. In order to improve the speed and reliability of order delivery, manufacturers need supply chain planning solutions that can effectively allocate and coordinate the myriad of resources across the complex logistics network to deliver orders on time and at the lowest possible cost.

     Increased demand for mass customization. Customers are increasingly demanding goods tailored to their requirements, and companies are seeking to capitalize on this trend by producing unique goods on a large scale. Mass customization inherently increases the complexity of products and processes across the supply chain. Many companies cannot cost-effectively maintain excess inventory levels to meet anticipated demand because of the number of different products. To achieve profitable mass customization, these companies need to implement supply chain planning solutions that are capable of coordinating these processes efficiently and effectively in order to manufacture a wider array of products while producing each order for the lowest total delivered cost.

     Internet-based competition. Companies have realized that delivering value to their customers and leveraging their trading partners over the Internet can only be done effectively through effective integration of the supply chain. Collaborative planning, as opposed to execution, is the core value delivered by Internet-based supply chain integration. The essence of this realization is that the majority of cost savings result from optimizing the allocation and utilization of the supply chain resources, not automating transactions. Companies have also realized that both the internal and external aspects of the supply chain must be taken into account in order to deliver competitive capabilities such as on-time delivery, order reliability and order flexibility. As a result, companies are looking for supply chain planning solutions that are capable of simultaneously coordinating their trading partners as well as their internal operations.

     Increased globalization. The globalization of markets is increasing at an astounding rate. Factors contributing to this increase include the continued reduction in trade barriers, the Internet's ability to make market information available worldwide virtually instantaneously, increased product specialization, continued market pressure to reduce costs, and the need for quick penetration of new markets to sell existing products. We believe globalization will cause companies to interact with more trading partners and embrace a higher degree of outsourcing, resulting in larger and more complex supply chains. This shift will place more emphasis on the importance of supply chain planning solutions that provide coordination, visibility and control.

OUR STRATEGY

     Our objective is to become the leading provider of supply chain planning solutions for companies with complex logistics networks. We intend initially to focus on solving high-value logistics supply chain planning problems for companies in the automotive, industrial and consumer durables markets, by using financially-focused technology to enable our clients to maximize profitability. Once we achieve a leadership position in these markets, we plan to extend our logistics planning capabilities to new target industries.

     Our strategy includes the following key elements:

     Address specific business problems. We focus on solving specific, high-value business problems for companies with complex logistics networks. These business problems manifest themselves in the form of low margins, weakening sales, high inventory levels, excessive rush charges or poor on-time delivery. We believe these problems are indicative of larger, more complex business issues. These larger, more complex business issues include cost structures that are too high, inventory that is in the wrong place at the wrong time, or poor overall supply chain order coordination. We will continue to provide supply chain planning solutions that determine the most effective way to address these larger, more complex problems. We believe our solutions to these problems are the most effective and efficient method of providing our clients with significant and rapid return on investment ("ROI") in our solutions.

     Initially target specific markets. We intend initially to become recognized as the domain expert in supply chain planning solutions for companies with complex logistics networks, including automotive OEMs and their tier-one suppliers and manufacturers in industrial and consumer durables markets, as well as third-party logistics providers that offer outsourced warehousing and transportation services to these types of companies. Our sales and marketing efforts are coordinated to address the needs of these types of companies in these specific industries. We plan to broaden our sales and marketing coverage in these industries by increasing our direct sales force and expanding key strategic alliances entirely focused on these specific industries and their suppliers. Within these industries we intend to increase our coverage of existing geographic markets and increase our penetration in Europe, Asia and the Pacific Rim. In Latin America, we will continue to partner with resellers to expand our presence and support our indirect sales efforts. We will continue to aggressively market our solutions to our current client base. We believe that, as a result of the ROI that our solutions deliver, our clients will be motivated to use our solutions throughout their enterprises and associated supply chains.

     Focus on next generation supply chain planning technology. We intend to leverage our expertise in supply chain planning by solving problems that have not been addressed and by addressing existing problems with heretofore suboptimal solutions in completely new ways. We will focus on problems within complex logistics networks and we will place an emphasis on the facets of these problems that will help our customers maximize profit. We will build additional functionality into our current solutions that will continue to differentiate us from other supply chain planning vendors. We believe this additional functionality will broaden the applicability of solutions to our customers and may enable us to penetrate new industries. As always, we intend to continue to build new solutions that address emerging trends in supply chain planning.

     Expand our brand awareness. We plan to continue to increase the awareness of our company and our solutions in the industries we have targeted through focused marketing campaigns and additional strategic partnerships. Marketing campaigns may include advertising or public relations programs designed to reach our target audiences effectively. We will cultivate additional strategic partnerships with complementary business-to-business e-commerce companies, such as software solutions providers and systems integrators, to stimulate sales lead generation and offer more comprehensive solutions.

     Pursue strategic acquisition opportunities. We may pursue strategic acquisitions of complementary businesses, technologies, or products that will help accelerate the elements of our strategy. We currently have no understandings, arrangements or agreements with respect to any potential acquisitions.

LIMITATIONS OF OTHER SUPPLY CHAIN PLANNING SOLUTIONS

     We believe that existing supply chain planning solutions do not fully address the business challenges arising from the foregoing trends. We believe the primary limitations of existing solutions include the following:

     Limited complex logistics network modeling capability. Most supply chain solutions do not accurately model the complex logistics network because they must simplify the problem or model only part of the overall logistics process. Simplifying the problem inherently produces suboptimal results that do not maximize financial returns. This approach does not consider the myriad of operations, income and expense structures inherent in a complex logistics network. Other solutions attempt to break up a complex logistics network into less complex pieces, such as isolating transportation costs and activities. Supply chain planning solutions that model only one piece at a time cannot produce the lowest overall cost or greatest profit because they do not evaluate the financial trade-offs of the many elements across the complex logistics network.

     Limited financial optimization capability. Most supply chain planning solutions are capable of only focusing on managing the activities of the logistics network to meet customer requirements. The financial performance of the complex logistics network is computed only after the activities of the logistics network have been determined. These solutions are not capable of simultaneously considering all revenues, costs and operational constraints. Therefore, they are not capable of maximizing profit while simultaneously meeting customer requirements.

     Difficulty of deployment. In the past, the adoption of most supply chain planning solutions by companies with complex logistics networks has been limited due to the complexity of the logistics network. Many of the supply chain planning solutions currently available for companies with complex logistics networks are tool kits and must use sophisticated programming languages as a major part of their implementation. Successful implementation of these solutions is a lengthy process, generally requiring many months to implement, and requires the involvement of operations research experts, which few companies have in house.

     Limited scalability. Most supply chain planning solutions currently available were not designed to rapidly process the massive volume of data and associated permutations generated by a complex logistics network. To circumvent this problem, these solutions attempt to simplify the logistics model or break up the complex model into multiple simple models that operate independently of one another. These approaches produce answers that do not simultaneously consider the multiple trade-offs that comprise a complex logistics network. Therefore, they inherently produce suboptimal results that are not capable of maximizing financial returns or eliminating infeasible answers from consideration.

SYNQUEST SUPPLY CHAIN PLANNING SOLUTIONS

     Our current complement of supply chain planning solutions provide a robust platform for our customers to take full advantage of the opportunities for financial improvement that exist in the complex logistics network by solving strategic, tactical and operational planning problems. The key characteristics that differentiate our solutions from other supply chain solutions include the following:

     Designed for the complex logistics network. Our solutions consider all of the relevant variables that exist in a complex logistics network, including operational and financial drivers related to manufacturing, transportation, distribution, tier-one suppliers and customers. Our solutions not only consider the cross-functional processes of a company's logistics network, but also the relevant details that exist within each individual process of the network. They are capable of accommodating the multiple cost structures that are inherent within the complex logistics network. Therefore, they are not only able to generate an operationally feasible answer, but also actual plans to achieve the greatest possible financial return.

     Financial optimization technology. Our solutions are designed to maximize profit while simultaneously optimizing a company's logistics requirements. We call this process "financial optimization." Financial optimization enables our solutions to extend beyond simply balancing supply and demand. Financial optimization allows a company to maximize profit or minimize total cost while it balances supply and demand. Our financial optimization technology enables our solutions to directly model the revenues or costs of cross-functional business processes within a complex logistics network instead of only modeling the physical activities. Our solutions simultaneously evaluate the possible combinations of logistics activities and financial drivers across the logistics network to determine which unique combination represents the greatest profit or lowest cost while simultaneously meeting customer requirements.

     Fast deployment. Implementation of our software solutions is straightforward and may produce significant results quickly. This is because our solutions are based on a data-driven architecture. A data-driven architecture means our solutions require no custom programming to implement and easily accept changes in business processes. Our solutions interface with most existing enterprise systems and e-commerce platforms. By interfacing to our clients' systems, our solutions are capable of using real-time supply chain data to quickly generate financially optimal plans. With little advance preparation and set-up, we are capable of demonstrating a prospective client's ability to realize significant bottom-line savings using our solutions.

     Comprehensive, high-volume, high-performance solutions. Our solutions are capable of solving complex logistics network problems including handling the large data structures inherent in a complex logistics network. Our solutions model our customer's logistics network in a single view while producing operationally feasible plans in a timely manner. As a result our products are well suited for traditional industrial companies and their web-based initiatives to integrate to their trading partners.

SYNQUEST'S FINANCIAL OPTIMIZATION TECHNOLOGY

     All of our solutions use financial optimization technology as part of their core functionality. This underlying financially-focused architecture enables our products to model complex logistics networks and deliver solutions that maximize profit or minimize costs while simultaneously optimize customer service. Key aspects of our financial optimization technology are as follows:

     Model Financial Variables of Complex Logistics Networks. Unlike other supply chain planning vendors whose solutions address logistics network problems by managing physical activities (e.g. make, move or store), our solutions address the complex logistics network as a total business problem which includes not only financial variables but also logistics activity. This unique approach is necessary to produce answers that optimize the operations and financial performance of the entire logistics network. In order to improve overall network performance, our solutions not only take into account the overall facilities and transport modes but also the activities within the facilities, such as plants' machine or storage capacities. Our solutions consider all of the relevant revenues and expenses across the complex logistics network including variables such as start-up costs, inventory carrying costs, material handling costs, transportation costs and investment costs, to maximize profit or minimize total cost. We believe that we have the only supply chain planning solutions that model both the operational and financial variables that are relevant to companies with complex logistics networks in our target industries.

     Maximize Profits and Optimize Customer Service. As opposed to supply chain planning solutions that simply balance supply and demand to meet customer requirements, our solutions maximize profit or minimize cost while meeting customer requirements. Our solutions are capable of using our financial optimization technology to simultaneously evaluate cost and customer service trade-offs. The result is a plan that generates the greatest profit and also meets customer requirements. For example, to determine the lowest total delivered cost, our solutions balance inventory-carrying costs, material handling costs and transportation costs. At the same time, our solutions consider a company's unique supply chain constraints and, therefore, are capable of also producing operationally feasible solutions.

SUPPLY CHAIN PROBLEMS AND SOLUTIONS

     Using our financial optimization technology, our solutions solve specific strategic, tactical and operational business problems for companies with complex logistics networks. Typical categories of business problems include:

     Supply Chain Rationalization Process. To maintain long-term viability, companies must be able to adapt their business models to fluctuating marketing conditions. This includes periodically accessing the cost structures associated with their supply chains and making adjustments to eliminate unprofitable activities. Our solutions determine resource requirements, resource locations and resource utilization to maximize profit. Our solutions are capable of modeling all or a major part of a company's complex logistics network, taking into account complex cost structures and recommending strategic plans of action to maximize profit and optimize service.

     Sales and Operations Planning. Companies that produce high-volume products with seasonal demand typically have long lead times and large asset bases. These organizations are realizing that they need more than a good forecasting system to dramatically reduce inventory levels, eliminate rush charges and avoid inventory stock outs. To achieve these results, they must synchronize activities across the entire supply chain when a change in one area impacts another area. Our solutions give companies an integrated view of their entire supply and demand networks. We show companies how to achieve maximum profit by allocating resources based on actual or anticipated demand. Our solutions are capable of determining the optimal way to maximize profit by simultaneously examining the volume of demand and its potential revenue and comparing this information to the constraints, lead times and costs associated with fulfilling that demand across the network.

     Inbound Planning. Reducing inbound logistics cost while supporting material flow into plants continues to prove challenging for companies with large complex logistics networks. The traditional way to address this problem has been to focus on select high cost items, institute operational excellence programs, or conduct additional rate negotiations with transportation providers. We believe our solutions are the only ones that can show companies how to organize the inbound flow of material from suppliers into plants for the lowest total delivered cost. We accomplish this task by assessing the entire inbound logistics network, including the transportation, material handling and inventory costs and constraints, the manufacturing demand requirements and supplier/part requirements. Our solutions then determine the necessary transportation, material handling and inventory plans to yield the lowest total delivered cost to the manufacturing plant.

     Complex Order Planning. Companies that manufacture products across multiple facilities often struggle with long order lead times, unreliable delivery and high expediting costs. The causes of these problems may range from
(i) promising orders without knowing if the supply chain has the capacity to deliver the order by the requested date, (ii) poor synchronization of the order across the network or (iii) the inability to address on-going changes and problems as they occur. When an order is placed, our solutions dynamically search through the complex logistics network to determine what combination of warehouses, plants, suppliers and transportation methods meets the delivery requirements of the order. Our solutions take into account the capabilities and limitations of each relevant supply chain variable and the impact of existing orders on those variables. This dynamic search includes assessing alternative paths through the supply chain to find the unique path that meets the delivery requirements with the lowest combined warehousing, manufacturing, transportation and supplier costs. As activities in the supply chain occur, they are compared in real-time to the planned events to detect any deviations from the sourcing plan. As deviations are detected, our solutions are capable of determining the impact of the deviation on the delivery of specific orders. Our solutions are capable of quickly re-planning orders and selecting alternate paths or sequences through the supply chain in order to maintain the delivery schedule and, if possible, original margins.

     Manufacturing Planning. For many make to order companies, logistics activities center on manufacturing plants. In order to improve their competitive advantage, these companies must dramatically improve the speed and reliability of their manufacturing operations. Our solutions determine how to manufacture orders as fast and reliable as possible at the lowest production costs. Our solutions create a manufacturing plan that not only enables a company to meet order due dates, but also synchronizes the plan using real-time feedback and control to ensure its successful completion.

     The following chart includes each of our products, the categories of typical business problems that each product addresses, and the unique way that we solve each business problem:

CATEGORIES OF PROBLEMS ADDRESSED          PRODUCT(S)           UNIQUE PROBLEM-SOLVING FEATURES
SUPPLY CHAIN RATIONALIZATION      Supply Chain Design Engine   - Models the complete complex
  Network rationalization                                        logistics network
- Product, customer and                                        - Models complex cost
  profitability analysis                                         structures
- Supply chain investment                                      - Maximizes profit
  analysis
- Strategic sourcing
INBOUND LOGISTICS PLANNING        Inbound Planning Engine      - Models the complete inbound
- Inbound transportation,         Supply Chain Design Engine     network
  inventory and handling                                       - Supports complex cost
  rationalization                                                structures
- Logistics planning for new                                   - Determines lowest total
  products, components and                                       delivered cost
  suppliers
SALES AND OPERATIONS PLANNING     Tactical Planning Engine     - Provides unified cross
- Demand allocation planning      Open Demand Engine             functional view of the
- Capacity planning                                              demand/supply relationship by
- Seasonal planning                                              period
- Pre-build planning                                           - Maximizes profit
COMPLEX ORDER PLANNING            Dynamic Sourcing Engine      - Coordinates orders across the
- Master planning                 Order Promising Engine         network
- Order coordination                                           - Dynamically plans orders to
- Order promising (capable to                                    meet due dates for the
  promise)                                                       greatest profit
                                                               - Enables profitable-to-
                                                                 promise capabilities
MANUFACTURING PLANNING            Virtual Production Engine    - Combines planning, execution
- Scheduling or sequencing        Customer Service Engine        and control
- Manufacturing coordination      Order Promising Engine       - Meets due dates for the
- Order promising                 Dynamic Sourcing Engine        lowest production cost
- Order visibility                                             - Provides real-time self
                                                                 service to check order status

CUSTOMERS

     Our customers are primarily in the automotive, industrial and consumer durables markets. Our solutions address high value problems that these companies face within their complex logistics networks. We believe by using our financial optimization technology to solve specific, high value problems in specific industries, we can increase our value proposition to our customers.

     A representative list of our customers includes:

Ford Motor Company              HON Industries, Inc.            Herman Miller, Inc.'s SCR
Goodrich Corporation            Whirlpool Corporation           Division
B/E Aerospace, Inc.             Ingersoll-Rand Company          ABB Vetco Gray, Inc.
STMicroelectronics N.V.         Sauder Woodworking Co., Inc.    Reynolds Metals Company, A
State Industries, Inc.          Hayward Industries, Inc.        Division of Alcoa, Inc.
Kellogg Company                 Titleist and Footjoy Worldwide  AmBev
Johnson Mathey plc                                              Marley Electric Heating, A
                                                                Division of United Dominion
                                                                Industries

CASE STUDIES

  The following case studies illustrate the benefits that our solutions have provided to sample clients.

  A Leading Office Furniture Manufacturer

     Company Background. Our customer is one of the nation's largest producers of make-to-order mid-market office furniture and one of the largest office furniture manufacturers in the United States. The company is well positioned, with strong brand names, in the fastest growing segments of the core businesses in which it competes. The company provides its customers with a broad selection of quality products.

     Issue. Increased pressure from competitors with shorter lead times and better on-time delivery performance forced our customer to more closely examine its order fulfillment processes. The company realized it faced challenges due to
(i) its prior efforts to shorten lead times had resulted in increased transportation costs; (ii) its existing order promising system produced inaccurate delivery dates because it ignored manufacturing and distribution capacities; and (iii) the order fulfillment plan did not attempt to source orders for the lowest total cost. These challenges were extremely complex due to the company's network of 18 production facilities, six distribution centers and 3,000+ orders a day, with each order including an average of eight items. The company needed a supply chain planning solution to determine the total lowest delivered cost for each order while simultaneously meeting quality and service requirements for each order. The company also wanted to have a full understanding of costs across the supply chain and, therefore, needed to expand its focus beyond manufacturing costs to incorporate transportation and warehousing costs.

     SynQuest Solution. Our customer purchased our Dynamic Sourcing Engine to accomplish these supply chain order coordination tasks. Our software enabled our customer to (i) model the capacity and related costs of the logistics network, including production facilities, transportation facilities, outbound shipping, inbound receiving and storage facilities; (ii) generate plans for each order based on actual resource and capacity restrictions; (iii) gain better visibility of an order across the supply chain and (iv) immediately determine the lowest total fulfillment cost of an order. In addition, our software identified exactly which orders would be affected by an activity at any point in the supply chain, allowing our customer to understand the customer service and profit implications of changes to the plan.

     Results. After implementing our software, our customer could create plans for sourcing products for each customer's order at the lowest possible cost with the shortest possible lead-time to meet customer delivery dates. Specific achievements include:

     - a 50% improvement in on-time delivery and

     - a reduction in transportation costs, on a quarter-over-quarter basis, by almost one percent of net sales.

  A Leading Consumer Durables Company

     Company Background. Our customer is a leading manufacturer and marketer of major home appliances. The company manufactures in more than ten countries and markets products in more than 100 countries.

     Issue. Due to the highly competitive nature of its industry, our customer faced eroding profits caused by pressure on product price and increased costs as a result of heightened customer requirements. The complex nature of the company's finished goods distribution network and brand/channel structure also made it difficult for the company to determine how to best serve its customers and simultaneously maximize its profit. Our customer needed a solution that could provide product line profitability analysis, considering its finished goods distribution costs and the revenue structure of its multiple brands/channels, and determine how to maximize profit while meeting customer requirements.

     SynQuest Solution. To accomplish the product line profitability analysis, the company selected our Supply Chain Design Engine to understand and optimize the total costs associated with serving its customers. The company used our software to model its North American finished goods distribution network, which included (i) the flow of products from plants to distribution centers to customers; (ii) all of the associated operations costs, and (iii) the brand, product line, and distribution channel revenue structures. The financial optimization technology in our solution helped our customer determine which brands, product lines, and distribution channels structures were the least profitable, and recommended corrective actions, such as changing customer service policies, to make those areas more profitable.

     Results. Within five months of purchasing our software, our customer identified profit improvement opportunities within its finished goods distribution network, representing millions of dollars that did not require changes to its logistics network infrastructure.

STRATEGIC RELATIONSHIPS

     We have a number of alliances, including a global strategic alliance partnership with IBM. Our agreement with IBM involves significant technology and marketing support and places us in an elite group of preferred partners that allows us to not only leverage IBM's extensive network of sales resources assigned in the United States, but also worldwide and industry accounts. We believe that this partnership provides a distinct opportunity to capitalize on IBM's leadership position in the industry, and also sends a clear message to the market that our solutions have gained favorable recognition among one of the world's leading technology providers. IBM Global Services has built an implementation and consulting practice for our solutions.

     As we execute our strategy to become specialists in select industries, we intend to form additional alliances with companies that can strengthen our market position.

COMPETITION

     Supply chain planning is a component of the larger supply chain management market. We differentiate ourselves from other supply chain planning vendors by:

     - Providing solutions designed specifically for companies with complex logistics networks;

     - Solving problems not addressed by our competitors and/or addressing the same problem in a completely different way;

     - Using financial optimization technology to maximize profit or minimize cost while meeting customer requirements; and

     - Using data-driven product architecture that enables straightforward implementations and may produce significant results quickly.

     We often compete with supply chain management solutions vendors, including i2 and Manugistics, both of which are significantly larger than us. i2 provides customers with end-to-end, best-of-breed software solutions for supply chain management, customer management and product life cycle management. i2 competes across a broad range of vertical markets. Manugistics also provides end-to-end solutions that cover a wide range of supply chain management functions. Neither of these companies focus specifically on solving supply chain planning problems for companies with complex logistics networks, nor do they approach such problems from a financial perspective.

     In addition, most of the major enterprise resource planning vendors offer, or have announced plans to offer, supply chain planning functionality in their solutions. These companies have very large installed customer bases and have substantially greater financial, technical and marketing resources than we do. SAP, PeopleSoft, Baan, Oracle and J.D. Edwards rely on supply chain planning software to enhance their product offerings. Their supply chain planning products are designed for integration with their transaction applications and are not for the heterogeneous application environments of our prospective customers.

     In addition, there are other companies, such as third-party logistics services providers that offer planning services that may compete with our solutions. We believe these vendors may be potential users of our solutions as they look to expand their logistics planning capabilities.

PROFESSIONAL SERVICES

  IMPLEMENTATION METHODOLOGY

     We use an implementation methodology called the "Optimal Performance Path." Our methodology consists of an end-to-end framework that enables our customers to identify and maximize significant opportunities for business improvement through supply chain planning. We begin the Optimal Performance Path program at the first meeting with each prospective customer and we continue it until our customers have achieved their desired business results. We believe the continuity of our approach helps our customers achieve measurable benefits quickly.

     The initial phase of the Optimal Performance Path process involves a "Value Opportunity Assessment," which is a formal analysis of the potential improvements in each prospect's supply chain. Our industry consultants conduct a site visit with the prospect, evaluate current conditions and produce a report that outlines a value proposition specific to each prospect's business goals. The value proposition specifically identifies achievable financial and operational improvements, including how our solutions will address the business issues, how to proceed with the actual implementation and how to measure the agreed upon performance improvements. By using this approach, we are able to ensure that we understand and agree upon our prospect's opportunities for improvement as well as the solutions that are necessary to produce the desired results. After the sale is finalized, the opportunities identified in the Value Opportunity Assessment become the benchmark goals for implementation, the second phase of the Optimal Performance Path.

     The implementation phase is designed to achieve rapidly the agreed upon business objectives. We use two teams, an implementation team and a performance team, and the teams work together to achieve the business objectives. The implementation team installs and integrates the software to support the new business processes. The performance team consists of senior management of the customer, our partners and ourselves. The implementation team addresses business issues that may arise in order to keep the implementation on-track. This two-team approach continues until we have achieved the business goals that were agreed upon during the Value Opportunity Assessment. Due to our implementation process, we are capable of installing the software and producing results in as little as 90 days.

  MAINTENANCE AND OTHER SERVICES

     Maintenance. We provide maintenance and support of our solutions to our customers who choose to purchase an annual maintenance agreement. As long as a maintenance agreement is in effect, our customers receive all software corrections and release enhancements, both major and minor, as well as customer service support. The customer service support answers technical questions, assists in resolving technical issues, reports solution discrepancies, or requests enhancements. Standard customer service support is available during normal business hours. An extended customer service support option is also available which includes seven-day, 24-hour customer service.

     Strategic Consulting. Our consultants are available to work on select strategic supply chain projects. We are capable of helping our customers develop custom supply chain network plans to help achieve their business goals. We are capable of applying these resources as necessary to solve a wide range of complex supply chain problems.

SALES AND MARKETING

     As of August 31, 2001, our sales and marketing organization consisted of 84 individuals, of whom 73 were based in North America and 11 were based in Europe. Our 25 direct sales representatives are supported by a team of 19 pre-sales consultants for business, product and technical expertise throughout the sales cycle. The majority of our direct sales force is organized by geographical areas. Consistent with our strategy to focus on vertical markets, our automotive sales team focuses on the original equipment manufacturers ("OEM") and tier-one automotive suppliers. We may continue to assign some of our sales representatives to additional targeted industries. Our North American sales offices are located in Norcross, Georgia; Chicago, Illinois; and Irvine, California. Our European sales and marketing office is headquartered in London, England.

     We will continue our initiatives to sell and support our solutions through resellers and distributors in multiple geographic regions. We have established distributor relationships in Latin America and Eastern Europe.

     Our marketing efforts focus on two categories of lead generation programs: programs jointly planned, funded and executed with our strategic partners, and programs designed and implemented by our in-house marketing team. A public relations firm assists our internal team.

     Both types of lead generation programs are used to target prospects throughout North America and Europe. Specific tactics used in these marketing initiatives include: direct mail, telemarketing, events, alliance programs, web-casts, seminars, public relations and advertising. In addition, an internal and external website, product collateral, case studies, white papers and presentations are available to support the sales and marketing programs.

RESEARCH AND DEVELOPMENT

     As of August 31, 2001, we employed 83 individuals in our research and development groups located in Clifton Park, New York and Arlington, Virginia, including a core group of operations research specialists focused on new and better technologies for solving supply chain problems. In addition, we have used and may use in the future outside programming resources to supplement our base staff from time to time. We spent $9.8 million on research and development expenses in fiscal 2001, $10.0 million in fiscal 2000 and $10.2 million in fiscal 1999.

     Through a combination of investments in internal development, outsourcing and alliances, we have significantly expanded the scope of our solutions over the past 18 months. Due to the evolving nature of the market, we intend to continue to maintain a high level of investment in development of new solutions and enhancements, either internally or through external sources. Periodically, we undertake advanced development projects, which may be partially or wholly funded by customers that wish to deploy technology that sets them apart from their competition. These projects have led to breakthroughs that emerge as new standard products for the broader market, such as the Inbound Planning Engine, which we developed in conjunction with Ford Motor Company.

     We adhere to industry standard methods whenever possible. Our products are built to comply with standards such as J2EE and Microsoft COM. We use industry standard languages such as Java, Microsoft Visual C++ and Visual Basic. We rely on component and object-oriented engineering methodologies to develop our products.

     We believe we are an innovative technology provider in several areas within the supply chain planning market, including product architecture and communications. We use a multi-tier, component based architecture for scalability and ease of deployment. Our architecture separates data, business logic and presentation/communication services to make distribution of the systems across multiple entities easier. All external interfaces with other applications are conducted through applications programming interfaces ("APIs"). These interfaces allow us to easily connect to legacy applications and web-based business-to-business e-commerce solutions. Along with the industry standards, we use proprietary technology where necessary to provide added value. For example, we have developed our own code generation technology that allows us to rapidly build a large number of APIs which simultaneously support XML and C-based communications.

     Our products operate on IBM AIX, HP-UX, Sun Solaris and/or Microsoft NT servers and browsers or networked PC clients with Microsoft Windows 98, NT or 2000. Not every product is available for all platforms. The Oracle Corporation and the IBM Corporation provide relational database support.

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

EMPLOYEES

     As of August 31, 2001, we had 240 full-time employees, of whom 83 were engaged in research and development, 84 in sales and marketing, 55 in service and support and 18 in finance, administration and operations. None of our employees are represented by a labor union. As of August 31, 2001, we had 217 employees located in North America and 23 employees located in Europe. We believe that our employee relations are satisfactory.

ITEM 2.  PROPERTIES

     We lease 24,145 square feet of office space for our executive offices in Norcross, Georgia under a lease that expires in January 2006. We also lease office space in Clifton Park, New York; Chicago, Illinois; York, Pennsylvania; Arlington, Virginia; Paris, France; London, England; and Gorinchem, Netherlands.

We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

ITEM 3.  LEGAL PROCEEDINGS

     We currently are not a party to any litigation that we believe could have a material adverse effect on us or our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Joseph Trino...........................  52    Chairman of the Board and Chief
                                               Executive Officer
Timothy Harvey.........................  45    President and Chief Operating Officer
Paul Bender............................  65    President, Bender Consulting Division
John Bartels...........................  56    Executive Vice President, Finance and
                                               Administration
Christopher Jones......................  42    Executive Vice President, Corporate
                                               Development and Marketing
Ronald Nall............................  54    Executive Vice President, Product
                                               Delivery & Field Services
Mark Simcoe............................  44    Chief Financial Officer and Treasurer
Fred Brown.............................  48    Senior Vice President, Industry
                                               Solutions
Joseph C. Leary, III...................  49    Senior Vice President, Sales
Adam Meyerowitz........................  30    General Counsel

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

     Timothy Harvey has been our President since December 1999 and our Chief Operating Officer since July 1998. From July 1996 to June 1998, he served as our Executive Vice President, Field Operations. From March 1988 to June 1996, Mr. Harvey was Vice President of worldwide field operations at Datalogix International, an enterprise resource planning vendor acquired by Oracle Corporation in 1996. From November 1982 to March 1988, Mr. Harvey held various positions at Management Science America, Inc., an enterprise applications provider. He also served for four years as an officer in the United States Marine Corps. Mr. Harvey received a B.S. in Business Administration from the University of Florida.

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

     John Bartels has been our Executive Vice President, Finance and Administration since November 1997. He is responsible for our worldwide financial operations, including investor relations and human resources. From November 1995 to October 1997, Mr. Bartels was Senior Vice President and Chief Financial Officer of TSW International, Inc., an enterprise asset management software company that has since been acquired by Indus International, Inc. From 1993 until October 1995, he was Chief Financial Officer of Boral, Inc., a manufacturer of construction materials. From March 1974 to June 1991, Mr. Bartels was employed at Fuqua Industries, Inc., a diversified holding company, in various positions including Senior Vice President and Chief Financial Officer. He is a certified public accountant. Mr. Bartels received a B.S. in Accounting and an M.B.A. from Florida State University.

     Christopher Jones has been our Executive Vice President, Corporate Development and Marketing since January 2000. From September 1998 to January 2000, he was our Senior Vice President, Marketing and Corporate Development. From May 1994 to September 1998, Mr. Jones was Vice President of enterprise applications, manufacturing and logistics research for GartnerGroup, Inc., a provider of information technology advisory services. From July 1981 to May 1994, he was employed by Kraft Foods in a variety of technology and operations roles. Mr. Jones received a B.S. in Electrical Engineering from Lehigh University.

     Ronald Nall has been our Executive Vice President, Product Delivery and Field Services since June 2001. From July 2000 to June 2001, he was our Executive Vice President, Product Delivery. Mr. Nall has more than 20 years experience in the application software industry working for companies such as Oracle, EDS, Texas Instruments and Computer Associates. From March 1997 to April 1999, Mr. Nall served as Senior Vice President, Services and Products for PowerCerv, Inc., an integrated enterprise response provider. From June 1995 to March 1997, he was employed by Datalogix International as Senior Vice President, Product Research, Marketing and Development. Mr. Nall received a B.S. in Management and an M.B.A. from the University of West Florida.

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

     Fred Brown has been our Senior Vice President, Industry Solutions since June 2001. From December 1999 to June 2001, he was our Senior Vice President of Field Services, and from November 1996 to December 1999, he was our Vice President, Field Services. From December 1991 to September 1996, Mr. Brown was Vice President, Pre-Sales at Datalogix. Mr. Brown attended North Carolina State University.

     Joseph C. Leary, III has been our Senior Vice President, Sales since February 2001. From February 2000 to February 2001, he was Senior Vice President of Sales at Atlas Commerce. From June 1998 to February 2000, Mr. Leary was a partner with Sales Performance International, a technology sales consulting and training company whose customers included i2, Vignette, IBM and others. From August 1983 to June 1998, he was employed by SCT, Andersen Consulting, and Management Science America, Inc. in various positions within their respective sales and marketing departments including Vice President of Sales and Sales Manager. Mr. Leary received a B.S. in Business Administration from Washington and Lee University, and an M.B.A. from the College of William and Mary.

     Adam Meyerowitz has been our General Counsel since February 2001. From December 1999 to January 2001, Mr. Meyerowitz served as General Counsel for Talus Solutions, Inc., a pricing optimization software company acquired by Manugistics. From September 1997 to December 1999, he was a Corporate Technology Associate with King & Spalding. Mr. Meyerowitz received his B.A. degree from the University of Michigan in April 1993 and his J.D. degree from Emory University School of Law, from where he graduated with distinction in May 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We completed our initial public offering on August 14, 2000, at $7.00 per share and, since August 15, 2000, our common stock has traded on the Nasdaq National Market under the symbol "SYNQ." Prior to our initial public offering, there was no public market for our common stock.

                                                                HIGH      LOW
                                                              --------   -----
First Quarter...............................................  $ 13.125   $7.00
  (ended September 30, 2000)
Second Quarter..............................................  $  17.50   $6.00
  (ended December 31, 2000)
Third Quarter...............................................  $10.0625   $4.00
  (ended March 31, 2001)
Fourth Quarter..............................................  $  4.375   $1.25
  (ended June 30, 2001)

     On September 17, 2001, the last sale price of the common stock as reported on the Nasdaq National Market was $0.62 per share, there were 297 holders of record of our common stock and 29,468,674 shares issued and outstanding.

     Except for cash dividends payable in lieu of fractional shares of a preferred stock dividend, we have never declared or paid any cash dividends on our capital stock. Currently, we intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from the consolidated financial statements of SynQuest, Inc. which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the consolidated financial statement, related notes, and other financial information included (incorporated by reference) herein. The period-to-period comparisons of financial results are not necessarily indicative of future results.

  RECLASSIFICATION

     Certain amounts reported in the 1999 and 2000 financial statements have been reclassified to conform to the current financial statement presentation.

     The following acquisitions occurred during the periods presented:

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

                                                        FISCAL YEAR ENDED JUNE 30,
                                     ----------------------------------------------------------------
                                        1997         1998         1999         2000          2001
                                     ----------   ----------   ----------   -----------   -----------
                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees............  $    4,333   $   10,392   $   10,521   $    13,181   $    15,617
  Services.........................       3,887        8,014       12,760        12,034        16,708
                                     ----------   ----------   ----------   -----------   -----------
          Total revenue............       8,220       18,406       23,281        25,215        32,325
Operating expenses:
  Cost of license fees.............          11          524          576           497           493
  Cost of services.................       4,419        6,714        9,308         7,535         8,849
  Research and development.........       6,320        9,368       10,179        10,002         9,839
  Purchased in-process research and
     development...................       2,083           --           --            --            --
  Sales and marketing..............       6,344        9,485       13,731        14,351        19,162
  General and administrative.......       3,663        3,984        4,850         5,200         7,064
  Provision for doubtful
     accounts......................       1,600          373          753           767           398
                                     ----------   ----------   ----------   -----------   -----------
          Total operating
            expenses...............      24,440       30,448       39,397        38,352        45,805
                                     ----------   ----------   ----------   -----------   -----------
Operating loss.....................     (16,220)     (12,042)     (16,116)      (13,137)      (13,480)
Other income (expense):
  Interest expense.................      (1,501)      (3,539)      (3,526)       (2,723)         (417)
  Other income (expense)...........          (6)          52           82            87         1,064
                                     ----------   ----------   ----------   -----------   -----------
          Total other income
            (expense)..............      (1,507)      (3,487)      (3,444)       (2,636)          647
                                     ----------   ----------   ----------   -----------   -----------
Loss before income taxes...........     (17,727)     (15,529)     (19,560)      (15,773)      (12,833)
                                     ----------   ----------   ----------   -----------   -----------
          Net loss.................     (17,727)     (15,529)     (19,560)      (15,773)      (12,833)
Accretion of redeemable preferred
  stock............................      (1,309)      (1,833)      (2,534)       (3,659)         (820)
                                     ----------   ----------   ----------   -----------   -----------
          Net loss attributable to
            common stock...........  $  (19,036)  $  (17,362)  $  (22,094)  $   (19,432)  $   (13,653)
                                     ==========   ==========   ==========   ===========   ===========
Basic and diluted net loss per
  common share.....................  $   (16.02)  $   (13.98)  $   (15.21)  $    (12.58)  $     (0.53)
                                     ==========   ==========   ==========   ===========   ===========
Weighted average number of shares
  used in computing basic and
  diluted net loss per common
  share............................   1,188,204    1,242,381    1,452,363     1,544,265    25,674,005
                                     ==========   ==========   ==========   ===========   ===========
Pro forma basic and diluted net
  loss per common share
  (unaudited)(1)...................                                         $     (0.88)  $     (0.48)
                                                                            ===========   ===========
Weighted average number of common
  shares used in computing pro
  forma basic and diluted net loss
  per common share (unaudited).....                                          22,114,460    28,252,898
                                                                            ===========   ===========

---------------

(1) The computation of pro forma basic and diluted net loss per common share reflects the August 2000 conversion of the following into shares of common stock at the initial public offering price of $7.00 per share, less underwriting discounts and commissions: (1) all outstanding redeemable preferred stock, plus accrued and unpaid dividends; (2) outstanding subordinated promissory notes, held by E.M. Warburg, Pincus in the aggregate principal amount of $15.0 million, plus accrued interest; and (3) the cashless exercise by E.M. Warburg, Pincus of all of its warrants. The 5,750,000 shares of common stock sold in connection with the initial public offering are included in pro forma basic and diluted net loss per common share subsequent to their date of sale.

                                                                 AS OF JUNE 30,
                                               ---------------------------------------------------
                                                 1997       1998       1999       2000      2001
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....................  $    700   $    900   $    638   $    457   $16,215
Working capital (deficit)....................   (19,560)   (35,012)   (22,423)   (36,218)   10,053
Total assets.................................     6,532      9,844     11,656      8,923    22,169
Long-term debt, less current portion.........       389        224        266        163        94
Redeemable preferred stock...................    20,706     22,051     57,256     60,916        --
Shareholders' equity (deficit)...............   (38,546)   (55,411)   (77,523)   (94,414)   12,417

UNAUDITED QUARTERLY RESULTS OF OPERATIONS DATA

     The following tables contain quarterly financial information. The unaudited consolidated quarterly financial statements have been prepared on substantially the same basis as the audited consolidated financial statements contained in this annual report. They include all adjustments, consisting only of normal recurring accruals that we consider necessary to present fairly this information when read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this annual report.

                                                                          QUARTER ENDED
                                                            ------------------------------------------
                                                            SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                                                              1999        1999       2000       2000
                                                            ---------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Software license fees...................................   $   253    $ 3,563    $ 3,905    $ 5,460
  Services................................................     3,304      2,899      3,226      2,605
                                                             -------    -------    -------    -------
          Total revenue...................................     3,557      6,462      7,131      8,065
Operating expenses:
  Cost of license fees....................................       125         42        248         82
  Cost of services........................................     2,227      1,755      1,887      1,666
  Research and development................................     2,591      2,591      2,507      2,313
  Sales and marketing.....................................     3,228      3,480      3,369      4,274
  General and administrative..............................     1,160      1,415      1,218      1,407
  Provision for doubtful accounts.........................       325        147        124        171
                                                             -------    -------    -------    -------
          Total operating expenses........................     9,656      9,430      9,353      9,913
                                                             -------    -------    -------    -------
Operating loss............................................    (6,099)    (2,968)    (2,222)    (1,848)
Other income (expense):
  Interest expense........................................      (568)      (721)      (680)      (754)
  Other income............................................        29         16         11         31
                                                             -------    -------    -------    -------
          Total other income (expense)....................      (539)      (705)      (669)      (723)
                                                             -------    -------    -------    -------
Loss before income taxes..................................    (6,638)    (3,673)    (2,891)    (2,571)
                                                             -------    -------    -------    -------
          Net loss........................................    (6,638)    (3,673)    (2,891)    (2,571)
Accretion of redeemable convertible preferred stock.......    (1,076)      (731)      (959)      (893)
                                                             -------    -------    -------    -------
          Net loss attributable to common stock...........   $(7,714)   $(4,404)   $(3,850)   $(3,464)
                                                             =======    =======    =======    =======
Basic and diluted net loss per common share...............   $ (5.16)   $ (2.93)   $ (2.38)   $ (2.01)
                                                             =======    =======    =======    =======
Weighted average number of shares used in computing basic
  and diluted net loss per common share...................     1,495      1,501      1,621      1,720
                                                             =======    =======    =======    =======

                                                                           QUARTER ENDED
                                                             ------------------------------------------
                                                             SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                                                               2000        2000       2001       2001
                                                             ---------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Software license fees....................................   $ 5,665     $6,064    $ 2,581    $ 1,307
  Services.................................................     3,514      4,543      4,376      4,275
                                                              -------     ------    -------    -------
          Total revenue....................................     9,179     10,607      6,957      5,582
Operating expenses:
  Cost of license fees.....................................       182        218         54         39
  Cost of services.........................................     1,795      2,371      2,273      2,410
  Research and development.................................     2,284      2,494      2,408      2,653
  Sales and marketing......................................     4,460      4,716      4,529      5,457
  General and administrative...............................     1,724      1,853      1,771      1,716
  Provision for doubtful accounts..........................       124        118        141         15
                                                              -------     ------    -------    -------
          Total operating expenses.........................    10,569     11,770     11,176     12,290
                                                              -------     ------    -------    -------
Operating loss.............................................    (1,390)    (1,163)    (4,219)    (6,708)
Other income (expense):
  Interest expense.........................................      (386)       (12)       (10)        (9)
  Other income.............................................       191        375        312        186
                                                              -------     ------    -------    -------
          Total other income (expense).....................      (195)       363        302        177
                                                              -------     ------    -------    -------
Loss before income taxes...................................    (1,585)      (800)    (3,917)    (6,531)
                                                              -------     ------    -------    -------
          Net loss.........................................    (1,585)      (800)    (3,917)    (6,531)
Accretion of redeemable convertible preferred stock........      (820)        --         --         --
                                                              -------     ------    -------    -------
Net loss attributable to common stock......................   $(2,405)    $ (800)   $(3,917)   $(6,531)
                                                              =======     ======    =======    =======
Basic and diluted net loss per common share................   $ (0.16)    $(0.03)   $ (0.13)   $ (0.22)
                                                              =======     ======    =======    =======
Weighted average number of shares used in computing basic
  and diluted net loss per common share....................    15,226     28,899     29,293     29,438
                                                              =======     ======    =======    =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We specialize in providing supply chain planning solutions that enable companies with complex logistics networks to improve their profit and customer service. A complex logistics network consists of a large combination of products/parts, plants, warehouses, transport modes and suppliers which are needed to meet diverse customer requirements. For example, due to the complex nature of their products, both the automotive and the major home appliance industries typically have complex logistics networks. We believe that our approach to supply chain planning is unique because our solutions address supply chain planning problems as financial problems that are optimally solved only when the relevant financial implications of the problems are adequately considered in the solution. Unlike other products, our solutions are designed to meet customer requirements and, at the same time, maximize profits and or minimize costs. Other products simply answer the question of how to meet the customer's requirements (source, make, move, buy, store and deliver) without adequately considering the relevant financial implications of such an answer.

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

     Our software licenses have principally been the result of direct sales to customers. We expect, that direct sales will continue to represent our principal selling method in the future. However, we have used, and expect to continue to use, independent resellers of our products in geographic areas where we do not believe it is cost-effective to establish a direct sales force. In addition to internally generated leads, we rely on third parties such as business process improvement consultants, implementers of software systems and complementary software application providers to provide us with leads for potential new customers.

     The sales cycle for our products is typically six to twelve months. Software license revenues for a particular period are substantially dependent on orders received in that period. Furthermore, we have experienced, and expect to continue to experience, significant variation in the size of individual licensing transactions.

     We recognize software license revenue when all of the following conditions have been met: a signed license contract is obtained, shipment of the product has occurred, the license fee is fixed and determinable, and collectibility is probable. For software licenses which result from resellers or distributors sublicensing our products to end users, we do not recognize software license revenue until our products are licensed to the final end user and all other conditions for revenue recognition outlined in the previous sentence have been met.

     Our software arrangements often include multiple elements, each of which is available for sale and is often sold separately. If a software arrangement includes multiple elements, such as multiple software products, specified upgrades, maintenance and support and/or other services, we allocate the total software arrangement fee among each element of the arrangement. We use the residual method, as defined in Statement of Position No. 98-9, to allocate revenue to delivered elements once we have established our objective evidence for the fair value of all undelivered elements. Our objective evidence of fair value for undelivered maintenance and support services is based upon the then-current standard renewal rate for these services and is not discounted. Our objective evidence of fair value for undelivered implementation and training services is based on our then-current standard hourly rates for such services as they are sold separately and are not discounted. The remaining portion of the arrangement fee is allocated to the licensed software products. As a result, all discounts negotiated with our customers in multiple element arrangements are reflected as discounts to the license fee portion of the arrangement and are prorated across multiple software products, if there are multiple products, based on their list prices established by authorized management. Our revenue recognition is in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position Nos. 98-4 and 98-9, and SEC Staff Accounting Bulletin (SAB) 101, "Revenue Recognition."

     Services Revenue. Our services revenue consists principally of revenue derived from professional services associated with implementing our products and educating and training our customers' employees on the use of our products. In addition, and to a lesser extent, our services revenue includes fees for ongoing maintenance and support, consisting primarily of customer technical support services and product upgrades and enhancements.

     Our implementation and training services are typically delivered on a time-and-materials basis or occasionally on a fixed-price basis. We recognize revenue from the services delivered on a time-and-materials basis as the services are performed. Revenue from fixed-price arrangements is recognized using a percentage-of-completion method based upon the cost incurred to date as a percentage of the total expected cost. Out-of-pocket expenses incurred by our personnel performing professional services are reimbursed by the customer. Implementation and training services are generally completed four to twelve months following execution of the license contract. However, implementations for customers licensing multiple products for numerous locations may take place over a longer period of time.

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

     Backlog. Our product delivery times are very short and, consequently, substantially all of our license fee revenue in each quarter may result from contracts entered into in that quarter. Accordingly, we generally only maintain a significant backlog for our professional services and maintenance and support.

     Cost of License Fees. Our cost of license fees includes finder fees which we pay to third parties for providing us with a new customer lead and sub-license fees paid by us to third parties for the third parties' software which we have licensed along with our products. In addition, we are obligated to pay royalties to a third party, which will be included in our cost of license fees, on software license fees generated from our Inbound Planning Engine product. While these royalties were not significant in fiscal 2001, future licenses of our Inbound Planning Engine product will increase the future cost of license fees over historical levels both in dollars and as a percentage of total revenue. As of June 30, 2000, we had fully amortized software acquired through business acquisitions and, as a result, our cost of license fees no longer includes amortization expense associated with these assets.

     Cost of Services. Our cost of services consists primarily of personnel costs, including third-party consultants, and travel associated with providing our services.

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

     Other Income (Expense). Other income (expense), net, consists of interest income, interest expense, foreign currency exchange transaction gains/losses and other miscellaneous income and expense items.

RECENT DEVELOPMENTS

     In July 2001, as a result of the decline in our software license fees during the last six months of fiscal 2001, we reduced our global workforce by approximately 16% to reduce our operating costs. We intend to continue to monitor our costs in relation to our revenues and, if we believe it necessary, take further cost reduction actions.

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations data expressed as a percentage of our total revenue for the respective periods.

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               1999      2000      2001
                                                              ------    ------    ------
Revenue:
  Software license fees.....................................   45.2%     52.3%     48.3%
  Services..................................................   54.8      47.7      51.7
                                                              -----     -----     -----
          Total revenue.....................................  100.0     100.0     100.0
Operating expenses:
  Cost of license fees......................................    2.5       2.0       1.5
  Cost of services..........................................   40.0      29.9      27.4
  Research and development..................................   43.7      39.7      30.4
  Sales and marketing.......................................   59.0      57.0      59.3
  General and administrative................................   20.8      20.6      21.9
  Provision for doubtful accounts...........................    3.2       3.0       1.2
                                                              -----     -----     -----
          Total operating expenses..........................  169.2     152.2     141.7
                                                              -----     -----     -----
Operating loss..............................................  (69.2)    (52.2)    (41.7)
Other income (expense):
  Interest expense..........................................  (15.1)    (10.8)     (1.3)
  Other income..............................................    0.3       0.4       3.3
                                                              -----     -----     -----
          Total other income (expense)......................  (14.8)    (10.4)      2.0
                                                              -----     -----     -----
Loss before income taxes....................................  (84.0)    (62.6)    (39.7)
                                                              -----     -----     -----
     Net loss...............................................  (84.0)%   (62.6)%   (39.7)%
                                                              =====     =====     =====

  FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     Software License Fees Revenue. Revenue from software license fees increased 18.5% to $15.6 million in fiscal 2001 from $13.2 million in fiscal 2000. The year-over-year increase was comprised of a 207.4% increase in software license fees during the first six months of fiscal 2001 partially offset by a 58.4% decrease in software license fees during the last six months of fiscal 2001 as compared to the same periods in fiscal 2000. As a result of the decline in software license fees during the last six months of fiscal 2001, revenue from software license fees as a percentage of total revenue decreased to 48.3% in fiscal 2001 from 52.3% in fiscal 2000.

     During the first six months of fiscal 2001, our software license fees increased as a result of the continued increase in market awareness of the benefits that may be derived from deploying our software solutions, the introduction of new and enhanced products, the expansion of our sales force as well as increased marketing activities aimed at increasing brand awareness.

     However, during the last six months of fiscal 2001, many companies severely reduced or postponed their capital spending activities. In addition, when companies were able to pursue the licensing of our products, we experienced a slowdown in our sales cycles as a result of these companies' lengthening approval processes for entering into software license transactions. Companies are taking additional time to assess and prioritize purchases, as well as obtaining additional approvals for such purchases. We believe that these companies still consider these purchases to be important; however, the reduced spending and delays have had the effect of reducing revenue from software license fees. We believe that our future software license fees will be negatively impacted as long as companies continue to constrain their software licensing activities in light of the weak global economy.

     Services Revenue. Revenue from services increased 38.8% to $16.7 million in fiscal 2001 from $12.0 million in fiscal 2000. The increase in revenue from services resulted primarily from the growth in new license contracts during the first six months of fiscal 2000. Although revenue from services increased in fiscal 2001 compared with fiscal 2000, the decline in new license fee contracts during the last six months of fiscal 2001 will negatively affect services revenue during at least the first half of fiscal 2002. In addition, we believe the use of third-party software implementation providers as lead sources reduced our implementation services revenue from customers referred to us by these implementation service providers during fiscal 2001. We expect to continue to use third-party software implementation providers as lead sources. The continued use of implementation service providers as lead sources will have the effect of reducing the services revenue from customers referred to us by these implementation service providers. As a percentage of total revenue, revenue from services increased to 51.7% in fiscal 2001 from 47.7% in fiscal 2000 as a result of the decrease in revenue from software license fees during the last six months of fiscal 2001.

     Total Revenue. Total revenue increased 28.2% to $32.3 million in fiscal 2001 from $25.2 million in fiscal 2000.

     Cost of License Fees. Cost of license fees were $493,000 in fiscal 2001 which was approximately equal to the $497,000 in fiscal 2000. We are obligated to pay royalties to a third party on software license fees generated from our Inbound Planning Engine which will be included in our cost of license fees. While these royalties were not significant in fiscal 2001, future licenses of our Inbound Planning Engine will increase the future cost of license fees over historical levels both in dollars and as a percentage of total revenue. As of June 30, 2000, we had fully amortized software acquired through business acquisitions and, as a result, our cost of license fees no longer includes amortization expense associated with these assets.

     Cost of Services. Cost of services increased 17.4% to $8.8 million in fiscal 2001 from $7.5 million in fiscal 2000. The increase in the dollar amount of cost of services is primarily the result of an increase in the number of employees engaged in implementation, training and customer support services partially offset by the decreased use of higher cost third-party consultants for implementation services. In spite of the increase in cost of services during fiscal 2001, as a percentage of services revenue, the cost of services decreased to 53.0% in fiscal 2001 from 62.6% for fiscal 2000. This decrease in the cost of services resulted in an increase in our services margin to 47.0% in fiscal 2001 from 37.4% in fiscal 2000. The improvement in services margin is primarily due to our decreased use of higher cost third-party consultants for implementation services as well as an increase in our billable employee utilization.

     Research and Development. Research and development expenses decreased slightly to $9.8 million in fiscal 2001 from $10.0 million in fiscal 2000. This decrease is primarily the result of our decreased use of third-party contractors for specific development projects during fiscal 2001 compared to fiscal 2000. As a percentage of total revenue, research and development expenses decreased to 30.4% in fiscal 2001 from 39.7% in fiscal 2000 as a result of the increase in total revenue.

     Sales and Marketing. Sales and marketing expenses increased 33.5% to $19.2 million in fiscal 2001 from $14.4 million in fiscal 2000. Approximately $2.0 million of this increase was due to an increase in compensation and related expenses associated with an increase in the number of sales personnel and presales consultants as we expanded our direct sales force to allow for future growth as well as the increase in commissions to employees on the additional license fee revenue during the first six months of fiscal 2001. In addition, $1.7 million of this increase was due to cost increases in marketing programs and public relations activities as we expanded our presence in the market and further developed our brand awareness. As a percentage of total revenue, these costs increased to 59.3% for fiscal 2001 from 57.0% for fiscal 2000 as a result of the increase in total sales and marketing expenses, partially offset by the increase in total revenue.

     General and Administrative. General and administrative expenses increased 35.9% to $7.1 million in fiscal 2001 from $5.2 million in fiscal 2000. This increase was the result of higher costs associated with the increase in our infrastructure to support our anticipated growth as well as additional costs related to being a publicly held company. Despite the increase in total general and administrative expenses, as a percentage of total revenue these costs increased only slightly to 21.9% for fiscal 2001 from 20.6% for fiscal 2000 as a result of the increase in total revenue.

     Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $398,000 in fiscal 2001 from $767,000 in fiscal 2000. This decrease reflects the lower software license fees during the last six months of fiscal 2001 which resulted in a decline in our accounts receivable balance at June 30, 2001. In addition, the decrease reflects an additional provision in fiscal 2000 as a result of management's concern over the collectibility of certain amounts from one of our European customers.

     Operating Loss. As a result of the above factors, our operating loss increased 2.6% to $13.5 million in fiscal 2001 from $13.1 million in fiscal 2000.

     Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was $647,000 of income in fiscal 2001 compared with ($2.6) million of expense in fiscal 2000. Interest expense decreased to ($417,000) in fiscal 2001 from ($2.7) million in fiscal 2000 due to lower average borrowings resulting from the use of a portion of the net proceeds from our initial public offering of common stock to repay in full the outstanding indebtedness under our line of credit during the three months ended September 30, 2000. Interest income increased to $1.1 million in fiscal 2001 from $88,000 in fiscal 2000 primarily as a result of the interest earned on the investment in government securities of the remaining net proceeds from our initial public offering.

     Income Taxes. During fiscal 2001 and 2000, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period. At the end of fiscal 2001, we had net operating loss carryforwards of approximately $87.0 million and tax credits of approximately $1.3 million that expire principally in years 2002 through 2021. Total net operating loss carryforwards at June 30, 2001, includes approximately $15.8 million of net operating losses related to our foreign operations that may be carried forward indefinitely.

     Net Loss. As a result of the above factors, our net loss decreased 18.6% to $12.8 million in fiscal 2001 compared to $15.8 million in fiscal 2000.

  FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

     Software License Fees Revenue. Revenue from software license fees increased 25.3% to $13.2 million in fiscal 2000 from $10.5 million in fiscal 1999. The increase was due to increased market acceptance of our software solutions, as well as the expansion of our sales force. During the fourth quarter of fiscal 2000, we entered into a $9.4 million agreement with Ford Motor Company. The agreement provided for the license of five of our standard software products, maintenance for one year and a warrant to purchase 400,000 shares of our common stock. We allocated approximately $6.9 million of the total fee to software licenses, $1.2 million to maintenance and $1.3 million to the fair value of the warrant. We shipped a portion of the software in June 2000 and recognized approximately $4.7 million of software license revenue. We shipped the balance of the products in the quarter ending September 30, 2000.

     During the first half of fiscal 2000, we believe that our software license revenue was negatively impacted by the following factors:

     - our traditional sources of customer leads did not meet our growth expectations during the period of transition to other lead-generation sources and

     - during calendar 1999, potential customers' short-term focus of financial and manpower resources on Year 2000 issues postponed some potential customers' licensing decisions.

     In order to increase the quantity and quality of customer leads, we continue to pursue relationships with third-party lead sources, such as business process improvement consultants, implementers of software systems and complementary software application providers. During fiscal 2000, these efforts resulted in an increase in the quantity and quality of customer leads.

     Services Revenue. Revenue from services decreased 5.7% to $12.0 million in fiscal 2000 from $12.8 million in fiscal 1999. This decrease was the result of a decrease in our revenue from implementation and training services due to our implementation service provider partners performing a portion of the implementation services for our software customers. This decrease was partially offset by an increase in maintenance and support revenue resulting from license contracts entered into during fiscal 2000. Management expects that the continued use of third-party software implementation providers as lead sources will have the future effect of reducing our implementation services revenue from customers referred to us by the implementation service provider.

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

     Research and Development. Research and development expenses were relatively consistent at $10.0 million in fiscal 2000 and $10.2 million in fiscal 1999. Although we have developed additional e-Business products and web-enabled our existing products in fiscal 2000, our research and development costs have remained stable. We were able to utilize existing resources and core competencies of our employees without adding additional personnel costs to develop these new products and enhancements to our existing products.

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

     Other Income (Expense). Other income (expense) decreased 23.5% to ($2.6) million in fiscal 2000 from ($3.4) million of expense in fiscal 1999. Other income (expense) consisted almost entirely of interest expense. This decrease was due to lower average borrowings during fiscal 2000 as a result of the use of a portion of the proceeds from the sale of Series G preferred stock in March 1999 to reduce debt under our line of credit.

     Income Taxes. During fiscal 2000 and 1999, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period. At the end of fiscal 2000, we had net operating loss carryforwards of approximately $74.1 million and tax credits of approximately $1.1 million that expire principally in years 2001 through 2015. Total net operating loss carryforwards at June 30, 2000, includes approximately $13.2 million of net operating losses related to our foreign operations that may be carried forward indefinitely.

     Net Loss. As a result of the above factors, our net loss decreased 19.4% to $15.8 million in fiscal 2000 compared to $19.6 million in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations and our capital expenditures primarily through funds generated from operations, sales of our preferred stock and borrowings from Greyrock Capital and E.M. Warburg, Pincus, our principal shareholder. In August 2000, we completed the initial public offering

("IPO") of our common stock and received proceeds, net of underwriting discounts and commissions, of approximately $37.4 million. Approximately $10.5 million of the net proceeds were used to repay the outstanding balance of our line of credit with Greyrock Capital. This line of credit terminated on December 31, 2000. We are using the remainder of the net proceeds for working capital, including funding of operating losses and other general corporate purposes. At June 30, 2001, our only sources of liquidity consisted of $15.2 million of government marketable securities and cash totaling approximately $1.1 million.

     Cash used in our operating activities was $12.7 million in fiscal 2001 compared to $5.4 million in fiscal 2000. The cash used in operating activities during fiscal 2001 resulted primarily from our net loss of $12.8 million and a $3.9 million decrease in deferred revenue, partially offset by a $2.1 million decrease in accounts receivable and $1.4 million in depreciation and amortization expense. The decrease in accounts receivable resulted primarily from the decline in new software license contracts during the last six months of fiscal 2001 as well as from improved payment terms on our software license agreements and cash receipt collections. The decrease in deferred revenue resulted from the recognition of revenue in fiscal 2001 related to certain license contracts closed during the quarter ended June 30, 2000, for which the revenue was deferred as the products had not been shipped as of June 30, 2000. The cash used in operating activities during fiscal 2000 resulted primarily from our net losses of $15.8 million partially offset by a $4.9 million increase in deferred revenue, a $3.2 million decrease in accounts receivable, $1.3 million of depreciation and amortization expense, and a $1.3 million increase in accrued expenses. The decrease in accounts receivable at June 30, 2000, was due to an improvement in the payment terms on our software license agreements as well as the timing of new contracts.

     Cash used in our investing activities was approximately $16.4 million in fiscal 2001 compared to $1.2 million in fiscal 2000. During fiscal 2001 we invested the net proceeds received from our IPO in interest-bearing securities of the U.S. government or its agencies. At June 30, 2001, our investment in government marketable securities was $15.1 million. In addition, during fiscal 2001, approximately $1.3 million of the cash used in investing activities was for purchases of computer hardware and software as well as furniture and fixtures, compared to $1.2 million during fiscal 2000.

     Cash provided by our financing activities amounted to approximately $29.8 million in fiscal 2001 as compared to $6.5 million in fiscal 2000. During fiscal 2001, approximately $37.4 million was provided from the IPO of our common stock, net of underwriting discounts and commissions. Approximately $10.5 million of the net proceeds from the IPO were used to repay the outstanding balance of our line of credit and $1.3 million was used to pay costs associated with the IPO. Net of borrowings, the line of credit was reduced in fiscal 2001 by $7.6 million. During fiscal 2000, cash provided by financing activities consisted of $4.1 million provided from net borrowings under our line of credit, $1.3 million was provided from the issuance of a warrant to purchase common stock and $1.4 million was provided from the sale of common stock of which $1.1 million was to a member of our board of directors.

     In light of the decline in license revenues during the last six months of fiscal 2001, we are actively pursuing additional cash to support our operations. We are pursuing both debt and equity investment alternatives. While we are optimistic that we will be able to obtain additional cash within the next six months, we can provide no assurance that we will be successful in raising additional cash.

     We believe that our existing cash balance, short term investments and cash flow from operations, coupled with the assurance of financial support from one of our shareholders, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133, as amended, is effective for quarters beginning after June 15, 2000. We do not currently utilize derivative financial instruments therefore, the adoption of SFAS No. 133 did not have a material impact on our results of operations or financial position.

     In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin (SAB) No. 101,"Revenue Recognition in Financial Statements" which clarified some provisions of current standards related to revenue recognition. This SAB became effective for our fourth quarter of the fiscal year ending June 30, 2001. The adoption of SAB No. 101 did not have a material impact on our revenue recognition policies, results of operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, which is referred to as "FIN 44". FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards. FIN 44 is effective for option grants made after June 30, 2000. Furthermore, FIN 44 establishes guidance for the re-pricing of stock options, for determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and for modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. The Company does not expect the adoption of SFAS 141 and 142 to have a material impact on the Company.

RISK FACTORS

     The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

BECAUSE WE HAVE A LIMITED OPERATING HISTORY IN THE SUPPLY CHAIN PLANNING MARKET, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

     Although we were founded in May 1986, most of the products in our suite of solutions were introduced in the last 24 months. You should consider the risks and difficulties we may encounter as an early stage company in the rapidly evolving supply chain planning market. The recent introduction of some of our products in the market may make it difficult for you to evaluate the success of our business to date and to assess future viability. We cannot be certain that our business strategy will be successful. These risks apply particularly to us because supply chain planning is a rapidly evolving market characterized by technological advances. The uncertainty of our future performance increases the risk that the value of an investment in our common stock will decline.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO EXPERIENCE LOSSES IN THE FUTURE WHICH COULD RESULT IN A DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK.

     We incurred net losses of $12.8 million for the fiscal year ended June 30, 2001, $15.8 million for the fiscal year ended June 30, 2000, $19.6 million for the fiscal year ended June 30, 1999, and $15.5 million for the fiscal year ended June 30, 1998. As of June 30, 2001, we had an accumulated deficit of $114.8 million. We have not been profitable on a quarterly or annual basis, and we anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant product development, sales and marketing and administrative expenses. As a result, we will need to generate significant quarterly revenues to achieve and maintain profitability. Our business strategy may not be successful, and we may not generate significant revenues or achieve profitability. Any failure to significantly increase our revenues as we implement our product and distribution strategies would also harm our ability to achieve and maintain profitability. If we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Any failure to achieve or maintain profitability could negatively impact the market price of our common stock.

OUR QUARTERLY RESULTS ARE SUBJECT TO FLUCTUATION, AND WE MAY FAIL TO MEET SHAREHOLDER EXPECTATIONS WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Historically, we have derived a substantial portion of our revenues from large individual license transactions, which can cause substantial variances in quarterly license fee revenue. In addition, our product delivery lead times have been very short and, consequently, substantially all of our license fee revenue in each quarter may result from contracts entered into in that quarter. As a result, revenues for future quarters are difficult to forecast. In addition, we typically enter into a significant portion of our new license contracts in the last two weeks of each quarter which makes us susceptible to shortfalls in revenues without significant advance warning if expected orders fail to materialize. We anticipate similar licensing patterns in the future. Accordingly, we generally only maintain a significant backlog for our professional services and maintenance and support activities. Further, we have generally realized lower revenues in our first and second fiscal quarters than in our third and fourth fiscal quarters. We believe that these fluctuations are caused primarily by customer budgeting and purchasing patterns and by our sales commission policies, which compensate personnel for meeting or exceeding annual and other performance quotas.

     A substantial portion of our operating expense level, particularly personnel and facilities costs, are based, in part, on our expectations as to future revenue and are relatively fixed in advance of any particular quarter. As a result, if revenues are below expectations, our quarterly operating results and financial condition will be adversely affected. Our quarterly operating results may fail to meet expectations due to many factors, including:

     - the volume and timing of orders;

     - length of the sales cycle;

     - market acceptance of our new products;

     - changes in our business strategy;

     - competitor activities;

     - changes in strategic relationships;

     - customer budget constraints;

     - the mix of products sold; and

     - general economic conditions.

If any of these or other factors occur, we could fail to meet expectations for generating revenue and our stock price could be materially adversely affected.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE UNABLE TO MAINTAIN A STOCK PRICE ABOVE $1.00 PER SHARE WHICH COULD NEGATIVELY AFFECT YOUR ABILITY TO SELL YOUR COMMON STOCK.

     In the future, we may not be able to meet the maintenance rules and requirements of the Nasdaq National Market. In order to continue to be listed on the Nasdaq National Market, our common stock must maintain a closing bid price of $1.00 per share. August 15, 2001 was the last day on which the closing bid price for our common stock was at or above $1.00. On September 24, 2001, our closing price was $.38 per share. If our closing bid price remains below $1.00 for thirty consecutive trading days, and if the closing bid price is not at least a $1.00 for ten consecutive trading days within the next 90 calendar days, Nasdaq may delist our common stock from the Nasdaq National Market. If we were no longer in compliance with the Nasdaq National Market rules and we are unable to receive a waiver or achieve compliance, and if our common stock were to be delisted from the Nasdaq National Market, our shareholders may find it more difficult to sell our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future.

IF THE NASDAQ NATIONAL MARKET DELISTS OUR COMMON STOCK, COMPLIANCE WITH THE PENNY STOCK REGULATIONS WHICH WOULD RESULT COULD MAKE IT MORE DIFFICULT TO SELL YOUR COMMON STOCK.

     In the event that our securities are not listed on the Nasdaq National Market, trading of the common stock would be conducted in the "pink sheets" or through the National Association of Securities Dealers' Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend the securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchasers' written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

     The SEC adopted regulations that generally define a penny stock as any equity security that has a market price of less than $5.00 per share. However, our common stock will not constitute penny stock if our common stock is quoted on the Nasdaq National Market. If in the future our common stock falls within the definition of penny stock, these regulations would require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers and holders to sell the common stock would be limited. As a result, the market liquidity for the common stock would be severely and adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for our common stock.

OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE DEBT OR EQUITY INVESTMENT ALTERNATIVES ARE USED TO FUND OUR OPERATIONS.

     We may fund our operations through debt or equity investments. If we finance our operations through the issuance of debt or equity securities, our shareholders could experience significant additional dilution. In addition, securities issued in connection with future financing activities may have rights and preferences senior to the rights and preferences of our common stock.

THE SUPPLY CHAIN PLANNING SOLUTIONS MARKET IS EXPERIENCING RAPID TECHNOLOGICAL CHANGE AND EVOLVING STANDARDS, AND IF WE DO NOT EFFECTIVELY RESPOND TO THESE CHANGES, OUR REVENUES MAY FAIL TO GROW OR MAY DECLINE.

     The market for our solutions is characterized by rapidly changing technology and evolving industry standards. The development of advanced new technologies and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The supply chain planning market may not develop as anticipated or, if the market changes more rapidly than we expect, we may not be able to identify, develop, market or support new technologies or enhancements that will gain market acceptance. Consequently, our products may be superseded. Further, we may be unable to respond effectively to technological changes and emerging industry standards.

     Our future results depend on continued market acceptance of supply chain planning software and services as well as our ability to continue to adapt and modify this software to meet our customers' changing needs. Adoption of supply chain planning software solutions, particularly by those businesses that historically have relied on traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services introduce new tools in managing and communicating across their supply chains and, as a result, we may have to dedicate intensive marketing and sales efforts to educate prospective customers on the uses and advantages of our products to generate demand. Any reduction in demand or increase in competition in the market for supply chain planning software products could have a material adverse effect on our ability to sell our solutions.

WE ARE SUBJECT TO INTENSE COMPETITION THAT COULD HARM OUR BUSINESS.

     The market for business applications software is highly competitive. A number of products directly compete with our suite of software solutions. We compete primarily with supply chain management solutions vendors, including i2 and Manugistics; enterprise resource planning vendors, such as SAP, PeopleSoft, Baan, Oracle and J.D. Edwards; traditional software vendors and web-based solutions vendors. Some of our current and potential competitors have greater name recognition, significantly greater financial, marketing, technical and other resources, a broader range of products, and a larger established base of customers than we do. These factors may enable them to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products. In addition, other companies could develop new products or incorporate additional functionality into their existing products, directly competing with our products or making them obsolete. Furthermore, cooperative relationships among our competitors could increase the ability of their products to address the supply chain planning needs of our prospective customers and could enable them to rapidly acquire significant market share. We may not compete successfully against existing or new competitors which may result in loss of market share.

THE SALES CYCLES FOR OUR PRODUCTS ARE LENGTHY, WHICH MAKES SALES DIFFICULT TO PREDICT.

     Our sales cycles vary by customer and are generally from six to twelve months. Larger transactions typically have a longer sales cycle than smaller transactions. Because the licensing of our products generally involves a significant capital expenditure by the customer, our sales process is subject to lengthy approval processes and delays. We often devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies without any assurance that the prospective customer will decide to license our products. Operating results for a given period would suffer if we fail to close the larger transactions that we targeted for that period.

WE RELY HEAVILY ON LICENSE REVENUES FROM A SINGLE PRODUCT, AND IF THE DEMAND FOR THAT PRODUCT DECREASES, OUR REVENUES WILL BE REDUCED.

     A substantial portion of our license revenues are derived from Virtual Production Engine and predecessor products. We derived 34% of our license revenues from licenses of Virtual Production Engine and predecessor products during fiscal 2001, 40% during fiscal 2000, and 66% during fiscal 1999. We believe the percentage of our license revenues generated by the Virtual Production Engine will decline below historical levels in future years due to a greater increase in revenues from our newer products, specifically our Inbound Planning Engine. If we are unable to successfully license our Inbound Planning Engine product, our future revenues will be adversely affected. As a result, our future license revenues may continue to be dependent upon continued market acceptance of Virtual Production Engine and enhancements to that product. This product may not achieve continued market acceptance. A decline in demand for, or market acceptance of, Virtual Production Engine as a result of competition, technological change or other factors would adversely affect our success.

THE MARKET PRICES OF TECHNOLOGY STOCKS HAVE BEEN VOLATILE AND OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY OR DECLINE.

     Many technology stocks have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products introduced by us or our competitors, conditions and trends in the software, or e-commerce industry, changes in financial estimates by public market analysts, general market conditions and other factors. Any negative change in the public perception of the prospects of software companies in general could also depress our stock price regardless of our business prospects or operating results. We believe there are relatively few companies comparable to us that have publicly-traded equity securities. This may also negatively affect the trading price of our common stock.

WE MAY BE UNABLE TO CONTINUE TO ATTRACT QUALIFIED PERSONNEL TO SUPPORT THE EXPANSION OF OUR BUSINESS.

     Our growth depends on our ability to continue to attract qualified personnel. Specifically, we must increase the size and scope of our direct sales force, both domestically and internationally. In fiscal 2001, we licensed substantially all of our products through our direct sales organization. Moreover, we believe that the complexity of our products and the potential for large-scale deployment by our customers could require a number of highly trained service and support personnel. We will also need to hire additional qualified financial and accounting personnel to manage our growth. Competition for sales representatives, service personnel, accounting and financial personnel and other skilled employees is intense. We may fail to attract, assimilate or retain qualified personnel in the future. If we are unable to hire according to our needs, our business and expansion plans could be seriously harmed.

WE ARE DEPENDENT UPON OUR KEY PERSONNEL AND THE LOSS OF THESE PERSONNEL COULD DISRUPT OUR OPERATIONS AND RESULT IN REDUCED REVENUE.

     Our success depends on the continued services and performance of key personnel including our senior management staff. The loss of the services of one or more of our key employees could seriously impair our ability to operate and achieve our objectives which could reduce our revenue. We do not maintain key person life insurance. We cannot guarantee that we will be able to retain our key personnel.

WE ARE DEPENDENT UPON OUR RELATIONSHIPS WITH ALLIANCE PARTNERS FOR LEAD GENERATION.

     Our future success is dependent upon establishing and expanding relationships with alliance partners, including systems integrators, and other software vendors. A decrease in the market demand for the products or services of our partners could reduce our revenues. We may not be able to market our products effectively through our established partners. Furthermore, our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party for any reason without any advance notice or penalties. In addition, our alliance partners may not continue their involvement with us and our products. We may not be able to attract additional alliance partners on mutually agreeable terms. Some of our likely strategic partners are actual or potential competitors, which may impair the viability of these relationships. Some enterprise resource planning system vendors have acquired supply chain management software companies, products or functionality, or have announced plans to develop new products or incorporate additional functionality into their current products, any of which may compete with our products.

WE MAY HAVE DIFFICULTY MANAGING OUR INTERNAL GROWTH, WHICH COULD LIMIT OUR ABILITY TO EFFECTIVELY IMPLEMENT OUR BUSINESS STRATEGIES.

     We have experienced periods of rapid growth in revenues that placed significant strains upon our management systems and resources. Our ability to compete effectively and to manage future growth, if any, requires us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis. To expand our business, we must increase the total number of employees and train and manage our employee work force in a timely and effective manner. If we are unable to hire according to our needs, we may be unable to compete for new projects or complete existing projects satisfactorily.

IF WE DO NOT SUCCESSFULLY EXPAND OUR PRODUCT LINE, WE COULD LOSE MARKET SHARE.

     As enterprises increasingly focus on decision support for supply chain management challenges, they may require greater levels of functionality and broader product offerings from their application software vendors. Our future success will depend upon our ability to continue to enhance our current product line, develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We may not successfully develop and market product enhancements or new products on a timely and cost-effective basis. Any new products we introduce may not achieve market acceptance. Our failure to successfully develop and market product enhancements or new products could cause our market share to fail to grow or to decline.

OUR INTERNATIONAL OPERATIONS, WHICH WE PLAN TO EXPAND, ARE SUBJECT TO HEIGHTENED RISKS THAT COULD HARM OUR BUSINESS.

     We currently conduct business in a number of foreign countries. We plan to conduct business in additional regions outside of the United States. Conducting business outside of the United States may require significant management attention and financial resources and could adversely affect our operating margins. We may not be able to generate, maintain or increase demand for our products in new geographic markets. We derived 10% of our license revenues from outside the United States during fiscal 2001, 11% during fiscal 2000 and 22% during fiscal 1999. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. In international markets where we set prices in U.S. dollars, currency fluctuations could make our products and services less price competitive. In addition, our international sales and operations could be adversely affected by the imposition of government controls, changes in financial currencies, such as the unified currency known as the European Monetary Unit, political and economic instability, difficulties in staffing and managing international operations and general economic and currency exchange rate conditions in foreign countries.

OUR PRODUCTS MAY HAVE DEFECTS, WHICH MAY NEGATIVELY AFFECT THE LEVEL OF CUSTOMER SATISFACTION WITH OUR PRODUCTS AND DAMAGE OUR BUSINESS AND REPUTATION.

     Our products are complex and may contain undetected software errors or failures when new versions are released. Despite testing by us and by current and prospective customers, we may find errors in existing products, new products or product enhancements after commercial release. Such errors may result in loss or delay of market acceptance, lawsuits, or damage to our reputation. Contract provisions in license agreements limiting exposure and our liability insurance may be inadequate to protect us from all liabilities.

WE MAY FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, AND WE COULD FACE CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT.

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

WE MAY MAKE FUTURE ACQUISITIONS, WHICH MAY NOT BE SUCCESSFUL AND WHICH COULD DIVERT MANAGEMENT'S ATTENTION FROM OUR DAY-TO-DAY OPERATIONS.

     Since September 1995, we have acquired four companies, and we continue to evaluate potential business combinations on an opportunistic basis. Failure to successfully integrate the operations and products of acquired companies into our operations and products could have a material adverse effect on our business, operating results and financial condition. In the future, we may pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired business, product or technology could divert management's time and resources. Future acquisitions could cause us to issue dilutive equity securities, incur debt and contingent liabilities, assume liabilities that were not identified or were underestimated, amortize goodwill and other intangibles and expense research and development and other acquisition-related charges. Further, we cannot guarantee we will successfully integrate any acquired business with our operations or that we will receive the intended benefits of the acquisition. Future acquisitions could damage our business, operating results and financial condition.

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

PROVISIONS IN OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DISCOURAGE TAKEOVER ATTEMPTS, EVEN IF A CHANGE OF CONTROL WOULD BENEFIT OUR SHAREHOLDERS.

     Provisions of our articles of incorporation and bylaws could delay or prevent a third party from acquiring us, even if a change in control would be beneficial to our shareholders. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders. Furthermore, our directors and executive officers beneficially owned 54.2% of our outstanding common stock as of August 31, 2001. As a result, our directors and executive officers will have sufficient voting power to prevent any third party from acquiring us.

OUR PRINCIPAL SHAREHOLDER AND ITS AFFILIATES WILL CONTINUE TO INFLUENCE MATTERS AFFECTING US, WHICH COULD CONFLICT WITH YOUR INTERESTS.

     E.M. Warburg, Pincus beneficially owned approximately 51.0% of our outstanding common stock as of August 31, 2001. As a result, E.M. Warburg, Pincus can exercise significant influence over us, including matters submitted to our shareholders for a vote. Actions taken by E.M. Warburg, Pincus could conflict with the interests of other shareholders. As a result of E.M. Warburg, Pincus' significant shareholdings, a potential acquirer could be discouraged from attempting to obtain control of us, which could have a material adverse effect on the market price of our common stock.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     Interest Rate Risk. Our interest expense and interest income are sensitive to changes in the general level of U.S. interest rates. Since the IPO of our common stock in August 2000 we have repaid our line of credit with Greyrock Capital, converted our subordinated debt to common stock and invested in U.S. government or its agencies securities. As a result, we are now exposed to changes in interest rates on these investment securities. Based on the weighted average outstanding balances of cash and marketable securities, a one percent decline in the general level of U.S. interest rates would have decreased interest income in fiscal 2001 by approximately $130,000.

     Prior to completion of our IPO, we were exposed to changes in interest rates primarily from our subordinated debt with E.M. Warburg, Pincus and our line of credit with Greyrock Capital. Based on the weighted average outstanding debt balances, a one percent increase in the general level of U.S. interest rates would have produced approximately $58,000 in additional interest expense in fiscal 2001.

     We do not currently utilize and we have not in the past utilized derivative financial instruments to manage exposure to interest rate changes.

     Foreign Currency Risk. We develop products in the United States and market our products in North America, South America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or weakening of these local currencies could make our products less competitive in foreign markets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the heading "Election of Directors" of the proxy statement for the Annual Meeting of Shareholders to be held on November 16, 2001 (the "Proxy Statement") is incorporated herein by reference. See Item X in Part I of this annual report for information regarding our executive officers. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

     1. The following financial statements are filed with this report on the pages indicated:

                                                                     PAGE
                                                                     ----
       SYNQUEST, INC.:
       Report of Independent Auditors..............................  F-2
       Consolidated Balance Sheets as of June 30, 2000 and 2001....  F-3
       Consolidated Statements of Operations for the years ended
         June 30, 1999, 2000 and 2001..............................  F-4
       Consolidated Statements of Changes in Convertible Preferred
         Stock, Common Stock and Other Shareholders' Equity
         (Deficit) for the years ended June 30, 1999, 2000 and
         2001......................................................  F-6
       Consolidated Statements of Cash Flows for the years ended
         June 30, 1999, 2000 and 2001..............................  F-8
       Notes to Consolidated Financial Statements..................  F-9

     2. Financial Statement Schedules

     Financial statement schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto contained in this annual report on Form 10-K.

     3. Exhibits

     See Item 14(c) below.

(b) Reports on Form 8-K.

     None.

(c) Exhibits.

        EXHIBIT
        NUMBER                                 DESCRIPTION
        -------                                -----------
         3.1       --  Second Amended and Restated Articles of Incorporation of
                       SynQuest, Inc. (incorporated by reference to Exhibit 3.1 to
                       SynQuest's Registration Statement on Form S-1 (File No.
                       33-37518))
         3.2       --  Bylaws of SynQuest, Inc. (incorporated by reference to
                       Exhibit 3.2 to SynQuest's Registration Statement on Form S-1
                       (File No. 33-37518))
         4.1       --  Form of specimen common stock certificate (incorporated by reference to Exhibit 3.3 to SynQuest's Registration
                       Statement on Form S-1 (File No. 33-37518))
         4.2       --  Stock Purchase Agreement by and between Factory Automation &
                       Computer Technologies, Inc., Warburg, Pincus Investors, L.P.
                       and Craig Skevington dated as of May 10, 1994 (incorporated by reference to Exhibit 4.2 to SynQuest's Registration
                       Statement on Form S-1 (File No. 33-37518))
         4.3       --  Preferred Stock Purchase Agreement by and between SynQuest,
                       Inc. and Series G Investors dated as of March 3, 1999
                       (incorporated by reference to Exhibit 4.3 to SynQuest's
                       Registration Statement on Form S-1 (File No. 33-37518))
        10.1       --  Employment Agreement by and between SynQuest, Inc. and
                       Joseph Trino dated as of November 1, 1997 (incorporated by reference to Exhibit 10.1 to SynQuest's Registration
                       Statement on Form S-1 (File No. 33-37518))

        EXHIBIT
        NUMBER                                 DESCRIPTION
        -------                                -----------
        10.2       --  Employment Agreement by and between SynQuest, Inc. and
                       Timothy Harvey dated as of August 15, 1996 (incorporated by reference to Exhibit 10.2 to SynQuest's Registration
                       Statement on Form S-1 (File No. 33-37518))
        10.3       --  Employment Agreement by and between SynQuest, Inc. and John
                       Bartels dated as of November 1, 1997 (incorporated by
                       reference to Exhibit 10.3 to SynQuest's Registration
                       Statement on Form S-1 (File No. 33-37518))
        10.4       --  Employment Agreement by and between SynQuest, Inc. and Paul
                       Bender dated as of June 16, 1997 (incorporated by reference to Exhibit 10.4 to SynQuest's Registration Statement on Form
                       S-1 (File No. 33-37518))
        10.5       --  Employment Agreement by and between SynQuest, Inc. and
                       Christopher Jones dated as of September 1, 1998
                       (incorporated by reference to Exhibit 10.5 to SynQuest's
                       Registration Statement on Form S-1 (File No. 33-37518))
        10.6       --  Severance Agreement Letter by and between SynQuest, Inc. and
                       Mark Simcoe dated as of November 1, 1999 (incorporated by
                       reference to Exhibit 10.6 to SynQuest's Registration
                       Statement on Form S-1 (File No. 33-37518))
        10.7       --  Employment Agreement by and between SynQuest, Inc. and
                       Ronald Nall dated as of July 5, 2000 (incorporated by
                       reference to Exhibit 10.7 to SynQuest's Form 10-K for the
                       fiscal year ended June 30, 2000)
        10.8       --  Employment Agreement by and between SynQuest, Inc. and
                       Joseph Leary dated as of February 12, 2001 (incorporated by reference to Exhibit 10.2 to SynQuest's Form 10-Q for the
                       quarterly period ended March 31, 2001)
        10.9       --  Employment Agreement by and between SynQuest, Inc. and Adam
                       Meyerowitz dated as of February 1, 2001 (incorporated by
                       reference to Exhibit 10.1 to SynQuest's Form 10-Q for the
                       quarterly period ended March 31, 2001)
        10.10      --  1997 Stock Option Plan dated as of November 9, 1999
                       (incorporated by reference to Exhibit 10.7 to SynQuest's
                       Registration Statement on Form S-1 (File No. 33-37518))
        10.11      --  Amended and Restated 1997 Stock Option Plan dated October
                       11, 2000 (incorporated by reference to Annex A to SynQuest's
                       Definitive Proxy Statement on Schedule 14A for the fiscal
                       year June 30, 2000 as filed with the SEC on March 2, 2001)
        10.12      --  Loan and Security Agreement by and between Factory
                       Automation & Computer Technology, Inc. and Greyrock Business
                       Credit dated as of July 10, 1996 (incorporated by reference to Exhibit 10.8 to SynQuest's Registration Statement on Form
                       S-1 (File No. 33-37518))
        10.13      --  Amended Schedule to Loan and Security Agreement by and
                       between SynQuest. Inc. and Greyrock Business Credit dated as of June 30, 1997 (incorporated by reference to Exhibit 10.9 to SynQuest's Registration Statement on Form S-1 (File No.
                       33-37518))
        10.14      --  Second Amendment to Loan Documents by and between SynQuest,
                       Inc. and Greyrock Business Credit dated as of September 24,
                       1997 (incorporated by reference to Exhibit 10.10 to
                       SynQuest's Registration Statement on Form S-1 (File No. 33-
                       37518))
        10.15      --  Extension Agreement by and between SynQuest, Inc. and
                       Greyrock Business Credited dated as of May 20, 1998
                       (incorporated by reference to Exhibit 10.11 to SynQuest's
                       Registration Statement on Form S-1 (File No. 33-37518))
        10.16      --  Amendment Agreement by and between SynQuest, Inc. and
                       Greyrock Capital dated as of January 13, 1999 (incorporated by reference to Exhibit 10.12 to SynQuest's Registration
                       Statement on Form S-1 (File No. 33-37518))

        EXHIBIT
        NUMBER                                 DESCRIPTION
        -------                                -----------
        10.17      --  Amendment Agreement by and between SynQuest, Inc. and
                       Greyrock Capital dated as of December 14, 1999 (incorporated by reference to Exhibit 10.13 to SynQuest's Registration
                       Statement on Form S-1 (File No. 33-37518))
        10.18      --  Amendment Agreement by and between SynQuest, Inc. and
                       Greyrock Capital dated as of March 15, 2000 (incorporated by reference to Exhibit 10.14 to SynQuest's Registration
                       Statement on Form S-1 (File No. 33-37518))
        10.19      --  Amendment Agreement by and between SynQuest, Inc. and
                       Greyrock Capital dated as of March 29, 2000 (incorporated by reference to Exhibit 10.15 to SynQuest's Registration
                       Statement on Form S-1 (File No. 33-37518))
        10.20      --  Lease Agreement by and between SynQuest, Inc. and Acquiport
                       Peachtree Ridge, Inc. dated as of January 12, 2000
                       (incorporated by reference to Exhibit 10.16 to SynQuest's
                       Registration Statement on Form S-1 (File No. 33-37518))
        21.1       --  List of subsidiaries (incorporated by reference to Exhibit
                       21.1 to SynQuest's Registration Statement on Form S-1 (File
                       No. 33-37518))
        23.1       --  Consent of Independent Auditors

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2001.

                                          SYNQUEST, INC.

                                          By:       /s/ JOSEPH TRINO
                                            ------------------------------------
                                                        Joseph Trino
                                              Chairman of the Board and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                  /s/ JOSEPH TRINO                     Chairman of the Board and Chief Executive
-----------------------------------------------------    Officer and Director (Principal Executive
                    Joseph Trino                         Officer)

                  /s/ JOHN BARTELS                     Executive Vice President, Finance and
-----------------------------------------------------    Administration (Principal Financial Officer)
                    John Bartels

                   /s/ PAUL BENDER                     President, Bender Consulting Division and
-----------------------------------------------------    Director
                     Paul Bender

                  /s/ HENRY KRESSEL                    Director
-----------------------------------------------------
                    Henry Kressel

                  /s/ JOSEPH LANDY                     Director
-----------------------------------------------------
                    Joseph Landy

                 /s/ THOMAS MADISON                    Director
-----------------------------------------------------
                   Thomas Madison

                  /s/ PETER TARRANT                    Director
-----------------------------------------------------
                    Peter Tarrant

                  /s/ JAMES TIETJEN                    Director
-----------------------------------------------------
                    James Tietjen

                                 SYNQUEST, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of June 30, 2000 and 2001....  F-3
Consolidated Statements of Operations for the years ended
  June 30, 1999, 2000 and 2001..............................  F-4
Consolidated Statements of Changes in Convertible Preferred
  Stock, Common Stock and Other Shareholders' Equity
  (Deficit) for the years ended June 30, 1999, 2000 and
  2001......................................................  F-6
Consolidated Statements of Cash Flows for the years ended
  June 30, 1999, 2000 and 2001..............................  F-8
Notes to Consolidated Financial Statements..................  F-9

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
SynQuest, Inc.

     We have audited the accompanying consolidated balance sheets of SynQuest, Inc. and subsidiaries as of June 30, 2000 and 2001, and the related consolidated statements of operations, changes in convertible preferred stock, common stock and other shareholders' equity (deficit), and cash flows, for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SynQuest, Inc. and subsidiaries at June 30, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
July 19, 2001

                                 SYNQUEST, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                              -----------------------------
                                                                  2000            2001
                                                              -------------   -------------
                                          ASSETS
CURRENT ASSETS:
Cash........................................................  $     456,670   $   1,065,310
Marketable securities.......................................             --      15,149,642
Accounts receivable (net of allowances of $1,600,000 and
  $1,401,000 in 2000 and 2001, respectively)................      4,840,296       2,675,835
Other receivables...........................................         54,790          28,761
Prepaid expenses............................................        687,705         791,347
                                                              -------------   -------------
          Total current assets..............................      6,039,461      19,710,895
Property and equipment:
  Leasehold improvements....................................        189,710         286,351
  Furniture and fixtures....................................        845,742         893,429
  Equipment.................................................      4,666,165       5,866,645
                                                              -------------   -------------
                                                                  5,701,617       7,046,425
  Less accumulated depreciation and amortization............     (3,418,257)     (4,726,619)
                                                              -------------   -------------
Net property and equipment..................................      2,283,360       2,319,806
Other assets................................................        599,915         138,037
                                                              -------------   -------------
          Total assets......................................  $   8,922,736   $  22,168,738
                                                              =============   =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Subordinated notes payable and accrued interest payable to
  related party.............................................  $  20,928,315              --
Borrowings under line of credit agreement...................      7,642,082              --
Accounts payable............................................      1,265,235       1,540,338
Accrued expenses............................................      5,060,896       4,711,905
Deferred revenue............................................      7,168,878       3,272,502
Current portion of notes payable and obligations under
  capital leases............................................        191,845         133,049
                                                              -------------   -------------
          Total current liabilities.........................     42,257,251       9,657,794
Notes payable and obligations under capital leases, less
  current portion...........................................        163,359          93,992
Preferred Stock, in series, $0.01 par value; redeemable and
  convertible:
  Authorized shares -- 16,000,000
  Issued and outstanding shares -- 12,995,356 at June 30,
     2000...................................................     60,915,824              --
Shareholders' equity (deficit):
  Common Stock, $0.01 par value; 100,000,000 shares
     authorized and 1,762,704 and 29,438,674 shares issued
     and outstanding at June 30, 2000 and 2001,
     respectively...........................................         17,626         294,387
  Additional paid-in capital................................      7,087,426     127,341,206
  Accumulated deficit.......................................   (101,184,487)   (114,837,486)
  Equity adjustment from foreign currency translation.......       (334,263)       (381,155)
                                                              -------------   -------------
          Total shareholders' equity (deficit)..............    (94,413,698)     12,416,952
                                                              -------------   -------------
          Total liabilities and shareholders' equity
            (deficit).......................................  $   8,922,736   $  22,168,738
                                                              =============   =============

                            See accompanying notes.

                                 SYNQUEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                           1999           2000           2001
                                                       ------------   ------------   ------------
Revenue:
  Software license fees..............................  $ 10,521,571   $ 13,181,075   $ 15,616,812
  Services...........................................    12,759,849     12,034,346     16,708,146
                                                       ------------   ------------   ------------
          Total revenue..............................    23,281,420     25,215,421     32,324,958
Operating expenses:
  Cost of license fees...............................       576,049        496,814        492,838
  Cost of services...................................     9,308,436      7,535,149      8,849,124
  Research and development...........................    10,179,517     10,001,605      9,838,343
  Sales and marketing................................    13,730,177     14,351,477     19,162,166
  General and administrative.........................     4,850,263      5,199,916      7,064,192
  Provision for doubtful accounts....................       753,374        767,745        398,229
                                                       ------------   ------------   ------------
          Total operating expenses...................    39,397,816     38,352,706     45,804,892
                                                       ------------   ------------   ------------
Operating loss.......................................   (16,116,396)   (13,137,285)   (13,479,934)
Other income (expense):
  Interest expense...................................    (3,526,242)    (2,723,803)      (416,697)
  Other income.......................................        82,528         87,739      1,063,783
                                                       ------------   ------------   ------------
          Total other income (expense)...............    (3,443,714)    (2,636,064)       647,086
                                                       ------------   ------------   ------------
Loss before income taxes.............................   (19,560,110)   (15,773,349)   (12,832,848)
Income taxes.........................................            --             --             --
                                                       ------------   ------------   ------------
          Net loss...................................   (19,560,110)   (15,773,349)   (12,832,848)
Accretion of redeemable convertible preferred
  stock..............................................    (2,533,544)    (3,659,459)      (820,154)
                                                       ------------   ------------   ------------
          Net loss attributable to common stock......  $(22,093,654)  $(19,432,808)  $(13,653,002)
                                                       ============   ============   ============
Basic and diluted net loss per common share..........  $     (15.21)  $     (12.58)  $      (0.53)
                                                       ============   ============   ============
Weighted average number of shares used in computing
  basic and diluted net loss per common share........     1,452,363      1,544,265     25,674,005
                                                       ============   ============   ============
Pro forma basic and diluted net loss per common share
  (unaudited)........................................                 $      (0.88)  $      (0.48)
                                                                      ============   ============
Weighted average number of shares used in computing
  pro forma basic and diluted net loss per common
  share (unaudited)..................................                   22,114,460     28,252,898
                                                                      ============   ============
Comprehensive loss:
  Net loss...........................................  $(19,560,110)  $(15,773,349)  $(12,832,848)
  Other comprehensive loss:
  Foreign currency translation adjustments...........      (104,647)      (190,687)       (46,892)
                                                       ------------   ------------   ------------
  Comprehensive loss.................................  $(19,664,757)  $(15,964,036)  $(12,879,740)
                                                       ============   ============   ============

                            See accompanying notes.

                      (This page intentionally left blank)

                                 SYNQUEST, INC.

       CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK,
             COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JUNE 30, 1999, 2000 AND 2001

                                                                 REDEEMABLE PREFERRED STOCK
                                       -------------------------------------------------------------------------------
                                              SERIES B                  SERIES C                     SERIES D
                                       ----------------------   -------------------------   --------------------------
                                        SHARES      AMOUNT        SHARES        AMOUNT        SHARES         AMOUNT
                                       --------   -----------   -----------   -----------   -----------   ------------
Balance at June 30, 1998.............   540,016   $ 1,713,113     2,376,651   $ 7,539,513     3,692,618   $ 10,196,959
  Issuance of common stock pursuant
    to exercise of stock options.....        --            --            --            --            --             --
  Issuance of common stock for
    services at $3.25 per share......        --            --            --            --            --             --
  Issuance of Series G preferred
    stock at $6.21 per share less
    issuance costs of $2,328,010.....        --            --            --            --            --             --
  Accretion of cumulative preferred
    stock dividends and stock
    issuance costs...................        --        92,766            --       408,269            --        652,226
  Equity adjustment from foreign
    currency translation.............        --            --            --            --            --             --
  Net loss...........................        --            --            --            --            --             --
                                       --------   -----------   -----------   -----------   -----------   ------------
Balance at June 30, 1999.............   540,016     1,805,879     2,376,651     7,947,782     3,692,618     10,849,185
  Issuance of common stock pursuant
    to exercise of stock options.....        --            --            --            --            --             --
  Issuance of common stock pursuant
    to subscription agreement........        --            --            --            --            --             --
  Issuance of warrant to purchase
    common stock.....................        --            --            --            --            --             --
  Accretion of cumulative preferred
    stock dividends and stock
    issuance costs...................        --        66,704            --       293,564            --        258,226
  Equity adjustment from foreign
    currency translation.............        --            --            --            --            --             --
  Net loss...........................        --            --            --            --            --             --
                                       --------   -----------   -----------   -----------   -----------   ------------
Balance at June 30, 2000.............   540,016     1,872,583     2,376,651     8,241,346     3,692,618     11,107,411
  Issuance of common stock pursuant
    to exercise of stock options.....        --            --            --            --            --             --
  Accretion of cumulative preferred
    stock dividends and stock
    issuance costs...................        --         7,811            --        34,380            --         53,417
  Conversion of preferred stock and
    accrued but unpaid dividends into
    common stock.....................  (540,016)   (1,880,394)   (2,376,651)   (8,275,726)   (3,692,618)   (11,160,828)
  Conversion of note payable and
    accrued interest into common
    stock............................        --            --            --            --            --             --
  Cashless exercise of warrants......        --            --            --            --            --             --
  Sale of common stock in initial
    public offering..................        --            --            --            --            --             --
  Cost of initial public offering....        --            --            --            --            --             --
  Deferred Compensation..............        --            --            --            --            --             --
  Equity adjustment from foreign
    currency translation.............        --            --            --            --            --             --
  Net loss...........................        --            --            --            --            --             --
                                       --------   -----------   -----------   -----------   -----------   ------------
Balance at June 30, 2001.............        --   $        --            --   $        --            --   $         --
                                       ========   ===========   ===========   ===========   ===========   ============

                                 SYNQUEST, INC.

       CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK,
             COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
              YEARS ENDED JUNE 30, 1999, 2000 AND 2001 (CONTINUED)

-----------------------------------------------------
        SERIES F                    SERIES G                   COMMON STOCK           ADDITIONAL                       FOREIGN
------------------------   --------------------------   --------------------------      PAID-IN       ACCUMULATED     CURRENCY
  SHARES       AMOUNT        SHARES         AMOUNT        SHARES         AMOUNT         CAPITAL         DEFICIT      TRANSLATION
----------   -----------   -----------   ------------   -----------   ------------   -------------   -------------   -----------
   750,000   $ 2,601,254            --             --     1,439,457   $     14,395       4,272,054   $ (59,658,025)   $ (38,929)
        --            --            --             --        38,065            380          36,798              --           --
        --            --            --             --        15,000            150          48,600              --           --
        --            --     5,636,071     32,671,990            --             --              --              --           --
        --       650,838            --        729,437            --             --              --      (2,533,544)          --
        --            --            --             --            --             --              --              --     (104,647)
        --            --            --             --            --             --              --     (19,560,110)          --
----------   -----------   -----------   ------------   -----------   ------------   -------------   -------------    ---------
   750,000     3,252,092     5,636,071     33,401,427     1,492,522         14,925       4,357,452     (81,751,679)    (143,576)
        --            --            --             --       145,182          1,451         278,224              --           --
        --            --            --             --       125,000          1,250       1,123,750              --           --
        --            --            --             --            --             --       1,328,000              --           --
        --       804,144            --      2,236,821            --             --              --      (3,659,459)          --
        --            --            --             --            --             --              --              --     (190,687)
        --            --            --             --            --             --                     (15,773,349)          --
----------   -----------   -----------   ------------   -----------   ------------   -------------   -------------    ---------
   750,000     4,056,236     5,636,071     35,638,248     1,762,704         17,626       7,087,426    (101,184,487)    (334,263)
        --            --            --             --       899,134          8,992       1,531,965              --           --
        --       455,277            --        269,269            --             --              --        (820,154)          --
  (750,000)   (4,511,513)   (5,636,071)   (35,907,517)   14,349,721        143,498      61,592,480              --           --
        --            --            --             --     3,246,280         32,463      21,100,820              --           --
        --            --            --             --     3,430,835         34,308         (34,308)             --           --
        --            --            --             --     5,750,000         57,500      37,375,000              --           --
        --            --            --             --            --             --      (1,301,965)             --           --
        --            --            --             --            --             --         (10,212)             --           --
        --            --            --             --            --             --              --              --      (46,892)
        --            --            --             --            --             --              --     (12,832,848)          --
----------   -----------   -----------   ------------   -----------   ------------   -------------   -------------    ---------
        --   $        --            --   $               29,438,674   $    294,387   $ 127,341,206   $(114,837,486)   $(381,155)
==========   ===========   ===========   ============   ===========   ============   =============   =============    =========

                            See accompanying notes.

                                 SYNQUEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                           1999           2000           2001
                                                       ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss.............................................  $(19,560,110)  $(15,773,349)  $(12,832,848)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization......................     1,103,108      1,270,347      1,350,009
  Gain on disposal of equipment......................            --             --         (1,788)
  Non-cash stock compensation........................        48,750         63,096        184,722
  Changes in operating assets and liabilities:
     Accounts receivable.............................    (1,622,084)     3,236,943      2,111,358
     Other assets....................................      (117,220)      (819,596)       354,551
     Accounts payable................................      (423,564)       394,042        293,326
     Accrued expenses................................     2,959,597      1,305,885       (317,397)
     Deferred revenue................................       527,477      4,907,385     (3,873,424)
                                                       ------------   ------------   ------------
          Net cash used in operating activities......   (17,084,046)    (5,415,247)   (12,731,491)
INVESTING ACTIVITIES
Net sales (purchases) of marketable securities.......            --             --    (15,149,642)
Purchases of property and equipment..................    (1,326,186)    (1,175,999)    (1,282,860)
                                                       ------------   ------------   ------------
          Net cash used in investing activities......    (1,326,186)    (1,175,999)   (16,432,502)
FINANCING ACTIVITIES
Issuance of convertible preferred stock..............    35,000,000             --             --
Payment of preferred issuance costs..................    (2,328,010)            --             --
Principal payments on loans..........................       (14,333)            --             --
Net borrowings (repayments) under line of credit.....   (14,264,440)     4,078,863     (7,642,082)
Net borrowings (repayments) from related party.......            --        (39,178)            --
Payment of stock offering costs......................            --             --     (1,301,965)
Proceeds from issuance of common stock...............        37,178      1,404,676     37,432,500
Proceeds from issuance of common stock under stock
  option plans.......................................            --             --      1,540,957
Proceeds from issuance of warrant to purchase common
  Stock..............................................            --      1,328,000             --
Repayment of obligations under capital leases........      (347,911)      (250,699)      (226,297)
                                                       ------------   ------------   ------------
          Net cash provided by financing
            activities...............................    18,082,484      6,521,662     29,803,113
Effect of exchange rate changes on cash..............        66,287       (111,959)       (30,480)
                                                       ------------   ------------   ------------
          Net increase (decrease) in cash............      (261,461)      (181,543)       608,640
Cash at beginning of period..........................       899,674        638,213        456,670
                                                       ------------   ------------   ------------
Cash at end of period................................  $    638,213   $    456,670   $  1,065,310
                                                       ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest...........................................  $  2,006,000   $  1,162,000   $    416,697
                                                       ============   ============   ============
  Income taxes.......................................  $         --   $         --   $         --
                                                       ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Capital lease obligations incurred to acquire
  equipment..........................................  $    319,000   $    142,000   $    115,212
                                                       ============   ============   ============

                            See accompanying notes.

                                 SYNQUEST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 2000 AND 2001

1. DESCRIPTION OF BUSINESS

     SynQuest, Inc. (the "Company") is principally involved in developing, licensing and servicing its software products that enable enterprises to optimize financial and operational performance across their supply chains. The Company operates principally in the United States and Europe.

     The Company experienced a decline in license revenues during the last six months of fiscal 2001. The Company used cash of $12.7 in operations in fiscal 2001 and has cash and marketable securities of $16.2 million at June 30, 2001. As a result of these factors, the Company will continue to monitor costs in relation to revenues, and if necessary, undertake cost reduction measures. In addition, the Company is actively pursuing debt and equity investment alternatives to provide additional cash to support operations.

     The Company believes the existing balances of cash and marketable securities and cash flow from operations, coupled with the assurance of financial support from one of the Company's shareholders, will be sufficient to meet working capital and capital expenditure requirements for the next twelve months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated. The Company has subsidiaries in France, the Netherlands, and the United Kingdom.

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

  Marketable Securities

     Marketable securities consists of money market funds, which hold short-term, U.S. Treasury securities. These securities have maturities up to 397 days, with a weighted-average maturity of 44 days at June 30, 2001. The Company has classified these securities as available-for-sale.

  Fair Value of Financial Instruments

     The Company considers its cash, marketable securities, accounts receivable, accounts payable, subordinated notes payable, other notes payable and capital lease obligations to be its only significant financial instruments and believes that the carrying amounts of these instruments approximate their fair values based on the short-term nature of these instruments.

  Foreign Currency Translation

     For foreign subsidiaries, the balance sheet accounts are translated at the year-end exchange rates and income statement items are translated at the average exchange rates for the period. Resulting translation adjustments are made directly to a separate component of shareholders' equity (deficit). Foreign currency gains and losses resulting from transactions are included in net loss. Foreign currency realized and unrealized gains and losses for the periods presented were not material.

                                 SYNQUEST, INC.

  Revenue Recognition

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." The Company adopted SOP 97-2 for transactions entered into beginning July 1, 1998. Prior year transactions have been accounted for in accordance with SOP 91-1, the SOP in effect during those years. The adoption of the SOP 97-2 has not had a significant impact on the Company's financial statements.

     In accordance with SOP 97-2, as amended by SOP 98-9, the Company allocates the total software arrangement fee among each element of the arrangement where the arrangement with a customer includes rights to multiple software products, specified upgrades, post-contract support and/or other services. The arrangement fee is allocated using the residual method. The arrangement fee is recognized by deferring the fair value of all undelivered elements, as determined based on vendor-specific objective evidence of the fair value of the elements when they are sold separately, and recognizing as revenue the balance of the arrangement fee as attributable to the delivered elements. As a result, all discounts are allocated to the license fee element of the arrangement.

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

     Other software services include consulting, implementation, training and other services related to the software and its usage. Arrangements, which include software services, are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are not considered essential to the functionality of other elements, the revenue allocable to the software services is recognized as the services are performed.

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

  Internally Developed Software

     Costs related to internally developed software are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." No amounts related to internally developed software were capitalized at June 30, 2000 or 2001. In March 2000, the Company adopted the Emerging Issues Task Force (EITF) No. 00-2 "Accounting for Web Site Development Costs." In accordance with EITF No. 00-2, the planning stage costs of the Company's new web site were expensed. The development costs, which are composed of amounts directly involved in developing the new web site, are being capitalized. As of June 30, 2000 and 2001, approximately $129,000 of development costs have been capitalized.

                                 SYNQUEST, INC.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the assets and includes amortization of assets under capital leases. Depreciation expense for 1999, 2000 and 2001, was approximately $904,000, $1,144,000 and $1,350,000, respectively.

  Concentration of Credit Risk and Major Customers

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Accounts receivable represent billed and unbilled receivables primarily for license fees and related services. Accounts receivable include $1,690,000, $889,000 and $284,000 of unbilled accounts receivable at June 30, 1999, 2000 and 2001, respectively. Unbilled accounts receivable are invoiced on dates specified in the contract, generally within six months of contract execution. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management's estimates in determining the level of allowance for doubtful accounts. Provision for doubtful accounts was approximately $753,000, $767,000 and $398,000 in 1999, 2000 and 2001,
respectively. Write-offs of uncollectible accounts in the years ended June 30, 1999, 2000 and 2001 were $477,000, $540,000 and $584,000, respectively.

     In fiscal 2001, three customers accounted for 18%, 18%, and 10% of the Company's total revenues, in fiscal 2000, one customer accounted for 21% of the Company's total revenues, and in fiscal 1999, one customer accounted for 20% of the Company's total revenues.

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

  Advertising Costs

     The Company expenses advertising costs the first time the advertising takes place. Advertising costs charged to expense was approximately $741,000, $183,000 and $1,089,000 in 1999, 2000 and 2001, respectively. Prepaid advertising expense was approximately $9,000 and $156,000 at June 30, 2000 and 2001, respectively.

  Basic and Diluted Net Loss per Share

     Basic net loss per common share is computed based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share is computed based on the

                                 SYNQUEST, INC.

weighted average number of common shares outstanding during each year, plus potentially dilutive common shares outstanding during the year, in accordance with SFAS No. 128, "Earnings Per Share."

     All convertible preferred shares, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because these securities are anti-dilutive for all periods presented. The total number of shares related to the outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted net loss per common share was 22,721,333, 23,532,916 and 5,339,311 for the years ended June 30, 1999, 2000 and 2001, respectively.

     As described in more detail in Note 6, in August 2000, the Company completed an initial public offering ("IPO") of its common stock. In conjunction with the IPO, the following changes in the Company's capitalization took place:
(1) the conversion into common stock of all outstanding convertible preferred stock, plus accrued and unpaid dividends; (2) the conversion into common stock of outstanding subordinated promissory notes, held by E.M. Warburg, Pincus in the aggregate principal amount of $15 million, plus accrued interest; and (3) the cashless exercise by E.M. Warburg, Pincus of all of its warrants to purchase common stock. Unaudited pro forma basic and diluted net loss per common share has been calculated assuming these changes in the Company's capitalization as of the dates of the instruments original issuance or accrual.

     The following table presents the calculation of unaudited pro forma basic and diluted net loss per share:

                                                                YEAR ENDED JUNE 30,
                                                            ---------------------------
                                                                2000           2001
                                                            ------------   ------------
Net loss..................................................  $(15,773,349)  $(12,832,848)
Accretion of convertible preferred stock..................    (3,659,459)      (820,154)
                                                            ------------   ------------
Net loss attributable to common stock.....................  $(19,432,808)  $(13,653,002)
                                                            ------------   ------------
Pro forma:
  Shares used in computing basic and diluted net loss per
     common share.........................................     1,544,265     25,674,005
  Effect of assumed conversion of preferred stock and
     dividends, subordinated notes payable and interest,
     and warrants into common stock.......................    20,570,195      2,578,893
                                                            ------------   ------------
  Shares used in computing unaudited pro forma basic and
     diluted net loss per common share....................    22,114,460     28,252,898
                                                            ============   ============
Unaudited pro forma basic and diluted net loss per common
  share...................................................  $      (0.88)  $      (0.48)
                                                            ============   ============

  Reclassification

     Certain amounts reported in the 1999 and 2000 financial statements have been reclassified to conform to the current financial statement presentation.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, as amended, became effective for the Company's first quarter of fiscal 2001. The Company does not currently utilize derivative financial instruments and therefore the adoption of SFAS No. 133 did not have a material impact on its results of operations or financial position.

                                 SYNQUEST, INC.

     In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which clarified some provisions of current standards related to revenue recognition and which became effective for the Company's fourth quarter of the fiscal year ending June 30, 2001. The adoption of SAB No. 101 did not have a material impact on the Company's revenue recognition policies, results of operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 established guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also established guidance for the re-pricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998, and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. The Company does not expect the adoption of SFAS 141 and 142 to have a material impact on the Company.

3. SUBORDINATED NOTES PAYABLE TO RELATED PARTY

     The Company had entered into eight Subordinated Promissory Note agreements with E.M. Warburg, Pincus at various dates from May 10, 1995 to July 20, 1997. The notes accrued interest at prime plus 2% annually, adjusted biannually from the date of issuance. Interest and principal were payable on demand. Upon the completion of the IPO, all outstanding Subordinated Promissory Notes held in the aggregate principal amount of $15 million plus all accrued and unpaid interest on such notes were converted into 3,246,280 shares of common stock at the IPO price, less underwriting discounts and commissions. (See Note 6 for additional information).

     In conjunction with entering into the Subordinated Promissory Notes, the Company issued warrants to purchase common stock to E.M. Warburg, Pincus. Upon completion of the IPO, E.M. Warburg, Pincus exercised, on a cashless basis, all of its outstanding warrants based on the IPO, less underwriting discounts and commissions, resulting in the issuance of 3,430,835 shares of common stock. (See
Note 6 for additional information).

                                 SYNQUEST, INC.

     The date and amount of each note and the terms of warrants issued and outstanding related to each note are summarized as follows:

                                         WARRANTS
                                        TO PURCHASE   EXERCISE       EXPIRATION         VALUE
                           AMOUNT OF      COMMON      PRICE OF        DATE OF        ASSIGNED TO
DATE OF NOTE                 NOTE          STOCK      WARRANTS        WARRANT         WARRANTS
------------              -----------   -----------   --------   ------------------  -----------
May 10, 1995............  $ 2,000,000    1,301,696     $1.80     May 9, 2005          $475,680
September 19, 1995......    2,000,000      681,213      2.94     September 18, 2005         --
November 5, 1996........    1,500,000      545,455      2.75     November 4, 2006       85,421
December 9, 1996........    1,000,000      363,636      2.75     December 9, 2006       53,780
February 17, 1997.......    2,500,000      909,091      2.75     February 17, 2007     119,917
April 15, 1997..........    1,500,000      545,455      2.75     April 15, 2007         68,987
May 20, 1997............    2,000,000      727,273      2.75     May 20, 2007           78,013
July 20, 1997...........    2,500,000      714,286      3.50     July 20, 2007              --
                          -----------    ---------
Outstanding at June 30,
  2000..................  $15,000,000    5,788,105
                          ===========    =========

     The Company allocated a portion of the proceeds from each note to the value of the warrants issued as disclosed above. The fair value for the warrants above were estimated at the date of grant using the Black-Scholes model with the following assumptions: risk-free interest rates of 5.54% to 6.87%, a dividend yield of 0%, a volatility factor of 1%, and an expected life of 1.5 to 2 years. The resulting discount on the debt was amortized to interest expense over the expected life of the debt. The discount on the debt was fully amortized at June 30, 1998. The resulting weighted average effective interest rate on the outstanding Subordinated Promissory Notes was 11.1%, 10.4%, and 11.2% in 1999, 2000 and 2001, respectively.

4. CAPITAL LEASES

     The Company leases various equipment under capital leases with a total cost of approximately $743,000 and $584,000 and accumulated amortization of approximately $358,000 and $338,000 at June 30, 2000 and 2001, respectively.

     Future minimum payments under these capital leases are as follows:

YEAR ENDING JUNE 30,
--------------------
  2002......................................................  $153,000
  2003......................................................    92,000
  2004......................................................     9,000
  2005......................................................        --
                                                              --------
          Total minimum lease payments under capital
           leases...........................................   254,000
Less amount representing interest...........................    27,000
                                                              --------
Present value of minimum capital lease payments.............   227,000
Less amounts due within one year............................   133,000
                                                              --------
Long-term obligations under capital leases..................  $ 94,000
                                                              ========

5. CONVERTIBLE PREFERRED STOCK

     At June 30, 2000, the Company had outstanding five series of preferred stock: Series B, C, D, F, and G, the terms of which are summarized below.

                                 SYNQUEST, INC.

     At June 30, 2000, the Company had 540,016 authorized, issued and outstanding shares of Series B preferred stock. Each share of Series B preferred stock entitled its holder to receive an annual cash dividend of $0.12 ($0.192 prior to March 1, 1999) per share and to convert it into one share of common stock.

     At June 30, 2000, the Company had 2,376,651 authorized, issued and outstanding shares of Series C preferred stock. Each share of Series C preferred stock entitled its holder to receive an annual cash dividend of $0.12 ($0.192 prior to March 1, 1999) per share and to convert it into one share of common stock.

     The Company had 4,000,000 authorized shares of Series D preferred stock, of which 3,692,618 were issued and outstanding at June 30, 2000. Each share of Series D preferred stock entitled its holder to receive an annual cash dividend of $0.12 ($0.192 prior to March 1, 1999) per share and to convert it into one share of common stock.

     At June 30, 2000, the Company had 750,000 authorized, issued and outstanding shares of Series F preferred stock, all of which were issued during 1997 in conjunction with the purchase of Bender Management Consultants Inc. ("BMC"). Each share of Series F preferred stock entitled its holder to receive non-cumulative cash dividends at an annual rate of $0.192 per share before dividends may be paid to holders of common stock.

     At June 30, 2000, the Company had 5,636,071 authorized, issued and outstanding shares of Series G preferred stock all of which were issued in March 1999 in a private offering for net cash proceeds of approximately $32.7 million. Each share of Series G preferred stock entitled its holder to receive an annual cash dividend of $0.3105 per share and to convert it into one share of common stock.

     Upon completion of the IPO, all of the outstanding convertible preferred stock was converted to 12,995,356 shares of common stock.

     Additionally, in June 2000, the board of directors resolved to pay the preferred stock dividends on the Company's Series B, Series C, Series D, Series F and Series G preferred stock in the form of the new Series H preferred stock immediately prior to the completion of the IPO. Each share of Series H preferred stock automatically converted into one share of common stock upon completion of the IPO. Accordingly, the Company issued 1,354,365 shares of Series H preferred stock, which converted into the same number of shares of common stock upon completion of the IPO.

     Prior to the conversion of all outstanding shares of preferred stock to common stock, the difference between the carrying amount and the amount at which preferred stock may be redeemed or put to the Company was accreted through periodic adjustments to the balance of preferred stock and the accumulated deficit over the period from issuance to the redemption or put date.

     See Note 6 for additional information.

6. COMMON STOCK

     The Company is authorized to issue up to 100 million shares of common stock. Holders of common stock are entitled to dividends declared by the board of directors out of legally available funds. Holders of common stock are entitled to one vote per share.

     On August 11, 2000, the Company filed a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with the IPO. The Company received approximately $37.4 million of proceeds, net of underwriting discounts and commissions, from the sale of 5,750,000 shares of common stock in the IPO. Approximately $10.5 million of the proceeds were used to repay the outstanding balance under the Company's line of credit. Upon completion of the IPO, all of the

                                 SYNQUEST, INC.

outstanding convertible preferred stock was converted to 12,995,356 shares of common stock. Additionally, the board of directors approved the payment of all accrued and unpaid dividends on the outstanding preferred stock of the Company in shares of Series H preferred stock that automatically converted to common stock upon completion of the IPO. Accordingly, the Company issued 1,354,365 shares of Series H preferred stock which converted into the same number of shares of common stock upon completion of the IPO. Furthermore, upon completion of the IPO, the outstanding Subordinated Promissory Notes held by E.M. Warburg, Pincus in the aggregate principal amount of $15 million plus all accrued and unpaid interest on such notes converted into 3,246,280 shares of common stock at the IPO price, less underwriting discounts and commissions. Upon completion of the offering, E.M. Warburg, Pincus exercised, on a cashless basis, all of its outstanding warrants based on the IPO price, less underwriting discounts and commissions, resulting in the issuance of 3,430,835 shares of common stock.

     On May 17, 2000, the Company issued a warrant to purchase 400,000 shares of its common stock at an exercise price of $8.00 per share in connection with a software license agreement for certain of the Company's standard products and maintenance. Except under circumstances defined in the warrant agreement, the warrant expires in May 2003. The fair value for this warrant was estimated at the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 6.81%, a dividend yield of 0%, a volatility factor of
 .35 and an expected life of three years. The software license and maintenance fees have been reduced by the fair value of the warrant.

     Prior to the Company's IPO, options were granted to employees for 515,000 shares of common stock with exercise prices less than the estimated market prices on the grant dates. The estimated compensation cost for these options amounted to approximately $735,000 at the grant dates. Stock option compensation expense was approximately $63,000 and $185,000 for the years ended June 30, 2000 and 2001, respectively. The remaining unamortized compensation cost will be amortized over the future vesting periods of the options. The granted options have a one to three year vesting period and have a ten-year exercise period from the date of the grant.

     See Notes 3, 5, and 7 for additional information with respect to common stock.

7. STOCK OPTION PLANS

     The Company's 1987 and 1997 stock option plans provide for the granting of either incentive stock options or non-qualified options to purchase shares of the Company's common stock in order to provide incentives to certain employees and directors. The Company's 1987 plan has expired and the Company is authorized, as of June 30, 2001, to issue up to 5,000,000 options to purchase common stock under its 1997 plan. These plans allow participants to purchase common stock of the Company at prices set by the board of directors, but in the case of incentive stock options not less than fair market value at the date the option is granted. Unless otherwise specified, outstanding options vest one-third each year. Unexercised options expire ten years after the date of grant unless otherwise specified by the board of directors.

                                 SYNQUEST, INC.

     The following tables summarize the range of exercise prices, weighted average exercise prices, and weighted average remaining contractual lives for options outstanding and exercisable as of June 30, 2001:

                                                                             WEIGHTED
                                                               NUMBER        AVERAGE
STOCK OPTIONS                                                 OF SHARES   EXERCISE PRICE
-------------                                                 ---------   --------------
Outstanding at June 30, 1998................................  3,073,046       $2.27
  Granted...................................................  1,080,250        3.12
  Exercised.................................................    (38,064)       0.98
  Lapsed or canceled........................................   (177,360)       2.61
                                                              ---------
Outstanding at June 30, 1999................................  3,937,872        2.50
  Granted...................................................    872,516        5.42
  Exercised.................................................   (145,182)       1.93
  Lapsed or canceled........................................   (315,751)       3.01
                                                              ---------
Outstanding at June 30, 2000................................  4,349,455        3.07
  Granted...................................................  1,886,369        7.01
  Exercised.................................................   (963,762)       2.51
  Lapsed or canceled........................................   (332,751)       6.32
                                                              ---------
Outstanding at June 30, 2001................................  4,939,311        4.47
                                                              =========
Exercisable at June 30, 1999................................  1,832,336        2.05
Exercisable at June 30, 2000................................  2,512,772        2.32
Exercisable at June 30, 2001................................  2,483,765        2.73
Available for grant at June 30, 2001........................    257,105

                                  OUTSTANDING
                             ----------------------       EXERCISABLE
                                         WEIGHTED     --------------------
                             WEIGHTED     AVERAGE                 WEIGHTED
                  NUMBER     AVERAGE     REMAINING     NUMBER     AVERAGE
                    OF       EXERCISE   CONTRACTUAL      OF       EXERCISE
EXERCISE PRICES   SHARES      PRICE        LIFE        SHARES      PRICE
---------------  ---------   --------   -----------   ---------   --------
$0.00 to $ 0.25     40,500    $ 0.25         2           40,500    $0.25
$1.80 to $ 1.80    808,090      1.80         4          808,090     1.80
$2.25 to $ 2.74    492,400      2.56         9               --       --
$2.75 to $ 2.75  1,050,747      2.75         7          950,747     2.75
$3.00 to $ 3.75  1,080,387      3.31         8          577,606     3.22
$7.00 to $ 8.00    822,737      7.47         9          106,822     8.00
$8.75 to $13.50    644,450     10.45        10               --       --
                 ---------                            ---------    -----
                 4,939,311    $ 4.47         7        2,483,765    $2.73
                 =========                            =========    =====

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, generally no compensation expense is recognized.

     Pro forma information regarding net loss is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1996, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions for fiscal 1999, 2000 and 2001: risk-free interest rate of 5.0%, 5.2% and 5.4%, respectively; no dividend yield for any year; volatility factor of the expected market price of the Company's Common

                                 SYNQUEST, INC.

Stock of .01%, .01%, and 158.2%, respectively; and an expected life of the option of 4 years, 4 years and 6 years, respectively. The weighted average grant-date fair value of options granted in 1999, 2000 and 2001, was $0.58, $1.21 and $5.87 per share, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma net loss for 1999, 2000 and 2001, was $20,079,000 $16,362,000 and $15,666,000,
respectively. Pro forma net loss per common share for 1999, 2000 and 2001, was $15.57, $12.96 and $0.61, respectively.

8. OPERATING LEASES

     The Company rents office space, office equipment, and vehicles under operating lease agreements. Rent expense for 1999, 2000 and 2001, was approximately $1,460,000, $1,473,000 and $1,558,000, respectively. Future minimum payments under all non-cancelable operating leases at June 30, 2001, are summarized below:

YEAR ENDING JUNE 30,
--------------------
  2002......................................................  $1,051,000
  2003......................................................     906,000
  2004......................................................     876,000
  2005......................................................     854,000
  2006......................................................     400,000
                                                              ----------
          Total future minimum lease payments...............  $4,087,000
                                                              ==========

9. INCOME TAXES

     At June 30, 2001, the Company has net operating loss carryforwards of approximately $87 million and tax credits of approximately $1,329,000 for income tax purposes. Of the $87 million in net operating loss carryforwards, approximately $71 million relate to the Company's U.S. operations. These net operating loss carryforwards relating to the U.S. operations, along with the tax credits, expire principally in years 2002 through 2021. The remaining net operating loss carryforwards of approximately $16 million relate to the Company's foreign operations which may be carried forward indefinitely. Loss before income taxes attributable to the Company's foreign operations was $3.5 million in 1999, $3.6 million in 2000, and $2.6 million in 2001.

                                 SYNQUEST, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               2000           2001
                                                           ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 28,174,000   $ 33,145,000
  Allowance for doubtful accounts........................       382,000        478,000
  Accrued liabilities....................................     2,388,000      2,144,000
  Research and development credits.......................     1,129,000      1,329,000
                                                           ------------   ------------
          Total deferred tax assets......................    32,073,000     37,096,000
Valuation allowance......................................   (32,073,000)   (37,096,000)
          Net deferred tax assets........................            --             --
                                                           ------------   ------------
          Net deferred taxes.............................  $         --   $         --
                                                           ============   ============

     Based on an assessment of available evidence as of June 30, 2000 and 2001, management concluded that the deferred income tax assets should be reduced by a valuation allowance equal to the amount of the net deferred income tax assets.

     A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

                                                            YEAR ENDED JUNE 30,
                                                  ---------------------------------------
                                                     1999          2000          2001
                                                  -----------   -----------   -----------
Tax (benefit) at statutory federal rate.........  $(6,650,000)  $(5,362,000)  $(4,363,000)
State taxes net of federal benefit..............     (782,000)     (631,000)     (514,000)
Research and development credits................     (200,000)     (200,000)     (200,000)
Meals and entertainment.........................       68,000        45,000        53,000
Other, net......................................       63,000        50,000         1,000
Change in valuation allowance...................    7,501,000     6,098,000     5,023,000
                                                  -----------   -----------   -----------
          Total income tax expense..............  $        --   $        --   $        --
                                                  ===========   ===========   ===========

10. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Profit Sharing Plan for the benefit of eligible employees and their beneficiaries. Essentially all employees are eligible to participate in the Plan and are fully vested. The Company's contributions to the Plan are discretionary. No contributions were made to the Plan during 1999, 2000 or 2001.

11. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company is organized around geographic areas. The Company's operations in the Americas and Europe represent the two reportable segments. Europe is comprised primarily of operations in the United Kingdom, France, and the Netherlands. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments.

                                 SYNQUEST, INC.

     Segment information for the years ended June 30, 1999, 2000 and 2001 are summarized as follows:

                                                          YEAR ENDED JUNE 30,
                                               ------------------------------------------
                                                   1999           2000           2001
                                               ------------   ------------   ------------
REVENUE
The Americas
  Software license fees......................  $  8,994,040   $ 12,727,971   $ 14,498,003
  Services...................................    11,344,645     10,391,722     15,042,807
                                               ------------   ------------   ------------
          Total The Americas.................    20,338,685     23,119,693     29,540,810
Europe
  Software license fees......................     1,527,531        453,104      1,118,809
  Services...................................     1,415,204      1,642,624      1,665,339
                                               ------------   ------------   ------------
          Total Europe.......................     2,942,735      2,095,728      2,784,148
                                               ------------   ------------   ------------
          Total..............................  $ 23,281,420   $ 25,215,421   $ 32,324,958
                                               ============   ============   ============
NET LOSS
The Americas.................................  $(16,010,136)  $(12,182,624)  $(10,243,205)
Europe.......................................    (3,549,974)    (3,590,725)    (2,589,643)
                                               ------------   ------------   ------------
          Total..............................  $(19,560,110)  $(15,773,349)  $(12,832,848)
                                               ============   ============   ============
TOTAL ASSETS
The Americas.................................  $ 22,313,871   $ 23,505,826   $ 39,244,625
Europe.......................................     3,081,202      1,596,072      1,550,207
  Eliminations...............................   (13,739,318)   (16,179,162)   (18,626,094)
                                               ------------   ------------   ------------
          Total..............................  $ 11,655,755   $  8,922,736   $ 22,168,738
                                               ============   ============   ============

     All revenue was generated from external customers.

     The elimination within total assets represents the Company's investment in the Europe segment and funding provided for operations.

     Export sales from the United States were approximately $1,597,000, $1,546,000 and $972,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

12. SUBSEQUENT EVENTS

     On July 17, 2001, the board of directors increased, subject to shareholder approval, the number of shares authorized for issuance under the Company's 1997 stock option plan from 5,000,000 to 6,200,000.

                   SYNQUEST, INC. -- SHAREHOLDER INFORMATION

CORPORATE HEADQUARTERS                         STOCK PRICE INFORMATION
SynQuest, Inc.                                 On September 17, 2001, the last reported sale
3500 Parkway Lane                              price of common stock on the Nasdaq Stock
Suite 555                                      Market's National Market was $0.62 per
Norcross, Georgia 30092                        share.
GENERAL COUNSEL                                COMMON SHAREHOLDERS OF RECORD/SHARES
King & Spalding                                OUTSTANDING
191 Peachtree Street                           As of September 17, 2001, SynQuest, Inc. had
Atlanta, Georgia 30303-1763                    approximately 297 shareholders of record
                                               and 29,468,674 shares of common stock
TRANSFER AGENT                                 outstanding.
SunTrust Bank
58 Edgewood Avenue                             DIRECTORS
Annex Fourth Floor                             Joseph A. Trino
Atlanta, Georgia 30303                         Chairman and Chief Executive Officer
                                               SynQuest, Inc.
AUDITORS
Ernst & Young LLP                              Paul Bender
600 Peachtree Street, N.E.                     President, Bender Consulting
Suite 2800                                     A division of SynQuest, Inc.
Atlanta, Georgia 30308
                                               Henry Kressel
INVESTOR RELATIONS                             Managing Director
Corporate Communications, Inc.                 E.M. Warburg, Pincus & Co., LLC
523 Third Avenue South
Nashville, Tennessee 37210                     Joseph Landy
                                               Executive Managing Director
ANNUAL MEETING                                 E.M. Warburg, Pincus & Co., LLC
SynQuest will hold its Annual Meeting
of Shareholders at 9:00 a.m., local time, on   Thomas R. Madison, Jr.
November 16, 2001, at SynQuest, Inc.,          Retired President and Chief Executive Officer
3500 Parkway Lane, Suite 555,                  Talus Solutions, Inc.
Norcross, Georgia 30092
                                               Peter J. Tarrant
STOCK TRADING INFORMATION                      Vice President
The common stock of SynQuest, Inc. is          IBM Corporation
traded on the Nasdaq Stock Market's
National Market under the symbol "SYNQ."       James Tietjen
                                               Dean Emeritus
                                               Stevens Institute of Technology

 SYNQUEST, INC. WILL PROVIDE UPON WRITTEN REQUEST TO THE CORPORATE SECRETARY A COPY OF THIS ANNUAL REPORT ON FORM 10-K, WITHOUT EXHIBITS, TO ANY PERSON WHOSE
  PROXY IS SOLICITED. ALL REQUESTS SHOULD BE SENT TO THE CORPORATE SECRETARY'S
      ATTENTION AT 3500 PARKWAY LANE, SUITE 555, NORCROSS, GEORGIA 30092.