Form 10-Q
period 2001-09-30
SYNQUEST INC
filed 2001-11-01
CIK 1082397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

OR

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
(Address of Principal Executive Offices—Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

         29,468,674 shares of common stock were outstanding as of October 25, 2001.

SYNQUEST, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNQUEST, INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	SEPTEMBER 30,
	2001	2001

		(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash	$1,065,310	$1,391,517

Marketable securities	15,149,642	7,545,292

Accounts receivable (net of allowances of $1,401,000 and $1,405,000 at June 30 and September 30, 2001, respectively)	2,675,835	7,576,245

Other receivables	28,761	9,380

Prepaid expenses	791,347	863,755

Total current assets	19,710,895	17,386,189

Property and equipment:

Leasehold improvements	286,351	299,787

Furniture and fixtures	893,429	1,001,122

Equipment	5,866,645	6,041,712

	7,046,425	7,342,621

Less accumulated depreciation and amortization	(4,726,619)	(5,194,964)

Net property and equipment	2,319,806	2,147,657

Other assets	138,037	104,839

Total assets	$22,168,738	$19,638,685

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable	$1,540,338	$925,996

Accrued expenses	4,711,905	5,745,282

Deferred revenue	3,272,502	4,399,685

Current portion of obligations under capital leases	133,049	149,073

Total current liabilities	9,657,794	11,220,036

Obligations under capital leases, less current portion	93,992	140,928

Shareholders’ equity (deficit):

Common Stock, $0.01 par value; 100,000,000 shares authorized and 29,438,674 and 29,468,674 shares issued and outstanding at June 30 and September 30, 2001, respectively	294,387	294,687

Additional paid-in-capital	127,341,206	127,348,406

Accumulated deficit	(114,837,486)	(119,006,770)

Equity adjustment from foreign currency translation	(381,155)	(358,602)

Total shareholders’ equity (deficit)	12,416,952	8,277,721

Total liabilities and shareholders’ equity (deficit)	$22,168,738	$19,638,685

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2000	2001

	(UNAUDITED)
Revenue:

Software license fees	$5,665,020	$4,229,912

Services	3,513,936	3,184,100

Total revenue	9,178,956	7,414,012

Operating expenses:

Cost of license fees	181,555	219,102

Cost of services	1,794,633	1,672,293

Research and development	2,284,213	2,417,588

Sales and marketing	4,460,129	4,764,591

General and administrative	1,724,188	1,688,759

Provision for doubtful accounts	124,103	25,765

Restructuring costs	—	881,837

Total operating expenses	10,568,821	11,669,935

Operating loss	(1,389,865)	(4,255,923)

Other income (expense):

Interest expense	(385,505)	(14,037)

Interest income and other	190,681	100,676

Total other income (expense)	(194,824)	86,639

Loss before income taxes	(1,584,689)	(4,169,284)

Income taxes	—	—

Net loss	(1,584,689)	(4,169,284)

Accretion of redeemable convertible preferred stock	(820,154)	—

Net loss attributable to common stock	$(2,404,843)	$(4,169,284)

Basic and diluted net loss per common share	$(0.16)	$(0.14)

Weighted average number of shares used in computing basic and diluted net loss per common share	15,226,364	29,459,326

Pro forma basic and diluted net loss per common share:

Net loss	$(0.06)

Accretion of redeemable convertible preferred stock	$(0.03)

Net loss attributable to common stock	$(0.09)

Weighted average number of shares used in computing pro forma basic and diluted net loss per common share	25,457,839

Comprehensive loss:

Net loss	$(1,584,689)	$(4,169,284)

Other comprehensive loss:

Foreign currency translation adjustments	(2,238)	22,553

Comprehensive loss	$(1,586,927)	$(4,146,731)

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2000	2001

	(UNAUDITED)
OPERATING ACTIVITIES

Net loss	$(1,584,689)	$(4,169,284)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	316,674	426,751

Non-cash stock compensation	60,361	41,879

Changes in operating assets and liabilities:

Accounts receivable	(940,890)	(4,819,605)

Other assets	428,745	(31,834)

Accounts payable	9,839	(626,013)

Accrued expenses	118,927	966,500

Deferred revenue	(3,328,487)	1,110,747

Net cash used in operating activities	(4,919,520)	(7,100,859)

INVESTING ACTIVITIES

Net (increase) decrease in marketable securities	(23,534,784)	7,604,350

Purchases of property and equipment	(203,249)	(114,996)

Net cash provided by (used in) investing activities	(23,738,033)	7,489,354

FINANCING ACTIVITIES

Net borrowings (repayments) under line of credit	(7,642,082)	—

Proceeds from common stock offering	37,432,500	—

Payment of stock offering costs	(1,135,554)	—

Proceeds from issuance of common stock under stock option plans	87,462	7,500

Repayment of obligations under capital leases	(64,345)	(69,455)

Net cash provided by (used in) financing activities	28,677,981	(61,955)

Effect of exchange rate changes on cash	229	(333)

Net increase in cash	20,657	326,207

Cash at beginning of period	456,670	1,065,310

Cash at end of period	$477,327	$1,391,517

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$181,000	$14,000

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital lease obligations incurred to acquire equipment	$95,000	$132,000

See accompanying notes.

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Annual Report of the Company on Form 10-K for the fiscal year ended June 30, 2001.

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

         All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because these securities are anti-dilutive for all periods presented. The total number of shares related to the options and warrants excluded from the calculations of diluted net loss per common share was 5,126,167 and 5,126,262 for the three months ended September 30, 2000 and 2001, respectively.

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

         The following table presents the calculation of unaudited pro forma basic and diluted net loss per common share:

SEPTEMBER 30,
2000

Net loss	$(1,584,689)

Accretion of convertible preferred stock	(820,154)

Net loss attributable to common stock	$(2,404,843)

Pro forma:

Shares used in computing basic and diluted net loss per common share	15,226,364

Effect of assumed conversion of preferred stock and dividends, subordinated notes payable and interest, and warrants into common stock	10,231,475

Shares used in computing unaudited pro forma basic and diluted net loss per common share	25,457,839

Pro forma basic and diluted net loss per common share:

Net loss	$(0.06)

Accretion of convertible preferred stock	$(0.03)

Net loss attributable to common stock	$(0.09)

4.	SEGMENT AND GEOGRAPHIC INFORMATION

         The Company is organized around geographic areas. The Company’s operations in The Americas and Europe represent its two reportable segments. The Europe segment is comprised primarily of operations in the United Kingdom and the Netherlands. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments.

         Segment information for the three months ended September 30, 2000 and 2001 is summarized as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2000	2001

REVENUE

The Americas

Software license fees	$5,394,828	$3,900,429

Services	3,149,836	2,845,286

Total The Americas	8,544,664	6,745,715

Europe

Software license fees	270,192	329,483

Services	364,100	338,814

Total Europe	634,292	668,297

Total	$9,178,956	$7,414,012

NET LOSS

The Americas	$(994,945)	$(3,645,485)

Europe	(589,744)	(523,799)

Total	$(1,584,689)	$(4,169,284)

TOTAL ASSETS

The Americas	$48,121,379	$37,253,638

Europe	1,618,212	1,760,257

Eliminations	(16,785,400)	(19,375,210)

Total	$32,954,191	$19,638,685

         All revenue was generated from external customers.

         The eliminations within total assets represent the Company’s investment in the Europe segment and funding provided for operations in Europe.

         Export sales from the United States were approximately $426,000 and $63,000 for the three months ended September 30, 2000 and 2001, respectively.

5.	RESTRUCTURING

         During the three months ended September 30, 2001, the Company restructured its business operations to more closely align operating expenses with anticipated revenue. In connection with the restructuring, the Company reduced its global workforce by approximately 31%, or 91 full-time employees. The restructuring resulted in a charge of approximately $882,000 in the three months ended September 30, 2001 to cover costs related to the workforce reduction, of which $750,000 related to severance and related benefits and $132,000 related to lease termination costs. At September 30, 2001, approximately $505,000 of restructuring charges remained in accrued liabilities, of which $373,000 related to the unpaid balance of severance and outplacement services and $132,000 related to lease termination costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We specialize in providing supply chain planning solutions that enable companies with complex logistics networks to improve their profit and customer service. A complex logistics network consists of a large combination of products/parts, plants, warehouses, transport modes and suppliers which are needed to meet diverse customer requirements. For example, due to the complex nature of their products, both the automotive and the major home appliance industries typically have complex logistics networks. We believe that our approach to supply chain planning is unique because our solutions address supply chain planning problems as financial problems that are optimally solved only when the relevant financial implications of the problems are adequately considered in the solution. Unlike other products, our solutions are designed to meet customer requirements and, at the same time, maximize profits and or minimize costs. Other products simply answer the question of how to meet the customer’s requirements (source, make, move, buy, store and deliver) without adequately considering the relevant financial implications of such an answer.

         Our fiscal year end is June 30. We generate revenues from two principal sources:

•	license fees derived from software products and

•	professional services fees and maintenance and support fees derived from consulting, implementation, training and maintenance services and other technical support related to our software products.

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

         Our software arrangements often include multiple elements, each of which is available for sale and is often sold separately. If a software arrangement includes multiple elements, such as multiple software products, specified upgrades, maintenance and support and/or other services, we allocate the total software arrangement fee among each element of the arrangement. We use the residual method, as defined in Statement of Position No. 98-9, to allocate revenue to delivered elements once we have established our objective evidence for the fair value of all undelivered elements. Our objective evidence of fair value for undelivered maintenance and support services is based upon the then-current standard renewal rate for these services and is not discounted. Our objective evidence of fair value for undelivered implementation and training services is based on our then-current standard hourly rates for such services as they are sold separately and are not discounted. The remaining portion of the arrangement fee is allocated to the licensed software products. As a result, all discounts negotiated with our customers in multiple element arrangements are reflected as discounts to the license fee portion of the arrangement and are prorated across multiple software products, if there are multiple products, based on their list prices established by authorized management. Our revenue recognition is in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position Nos. 98-4 and 98-9, and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.”

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

         Cost of License Fees. Our cost of license fees includes finder fees which we pay to third parties for providing us with a new customer lead and sub-license fees paid by us to third parties for the third parties’ software which we have licensed along with our products. In addition, we are obligated to pay royalties to a third party, which will be included in our cost of license fees, on software license fees generated from our Inbound Planning Engine product within our suite of software solutions. While these royalties were not significant in fiscal 2001, future licenses of our Inbound Planning Engine product will increase the future cost of license fees over historical levels both in dollars and as a percentage of total revenue. As of June 30, 2000, we had fully amortized software acquired through business acquisitions and, as a result, our cost of license fees no longer includes amortization expense associated with these assets.

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

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2000	2001

Revenue:

Software license fees	61.7%	57.1%

Services	38.3	42.9

Total revenue	100.0	100.0

Operating expenses:

Cost of license fees	2.0	2.9

Cost of services	19.5	22.6

Research and development	24.9	32.6

Sales and marketing	48.6	64.3

General and administrative	18.8	22.8

Provision for doubtful accounts	1.3	0.3

Restructuring costs	—	11.9

Total operating expenses	115.1	157.4

Operating loss	(15.1)	(57.4)

Other income (expense):

Interest expense	(4.2)	(0.2)

Interest income and other	2.1	1.4

Total other income (expense)	(2.1)	1.2

Loss before income taxes	(17.2)	(56.2)

Net loss	(17.2)%	(56.2)%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Restructuring Costs. During the three months ended September 30, 2001, the Company restructured its business operations to more closely align operating expenses with anticipated revenue. In connection with the restructuring, the Company reduced its global workforce by approximately 31%, or 91 full-time employees. As a result of the restructuring, there were 202 full-time employees at September 30, 2001. The restructuring resulted in a charge of approximately $882,000 in the three months ended September 30, 2001 to cover costs related to the workforce reduction, of which $750,000 related to severance and related benefits and $132,000 related to lease termination costs. Since the restructuring program was done in stages during the quarter ended September 30, 2001, the total operating expenses for the three months ended September 30, 2001 do not reflect the full effect of the cost savings nor the level of operating expenses of the Company subsequent to restructuring. On an annualized basis, the restructuring is expected to reduce total operating expenses by approximately $8.7 million.

         Software License Fees Revenue. Revenue from software license fees decreased 25.3% to $4.2 million in the three months ended September 30, 2001 from $5.7 in the same period in fiscal 2001. As a percentage of total revenue, revenue from software license fees decreased to 57.1% for the three months ended September 30, 2001 from 61.7% for the same period in fiscal 2001.

         In the current economic environment many companies have severely reduced or postponed their capital spending activities. In addition, when companies are able to pursue the licensing of our products, we are experiencing a slowdown in our sales cycles as a result of these companies’ lengthening approval processes for entering into software license transactions. Companies are taking additional time to assess and prioritize purchases, as well as obtaining additional approvals for such purchases. We believe that these companies still consider our solutions to be important; however, the reduced spending and delays have had the effect of reducing revenue from software license fees. We believe that our future software license fees will be negatively impacted as long as companies continue to constrain their software licensing activities in light of the weak global economy.

         Services Revenue. Revenue from services decreased 9.4% to $3.2 million in the three months ended September 30, 2001 from $3.5 million in the same period in fiscal 2001. The decrease in revenue from services resulted primarily from the decline in new license contracts during the past several quarters. As a percentage of total revenue, revenue from services increased to 42.9% for the three months ended September 30, 2001 from 38.3% for the same period in fiscal 2001 primarily as a result of the decrease in revenue from software license fees.

         Total Revenue. Total revenue decreased 19.2% to $7.4 million in the three months ended September 30, 2001 from $9.2 million in the same period in fiscal 2001.

         Cost of License Fees. Cost of license fees increased to $219,000 in the three months ended September 30, 2001 from $182,000 in the same period in fiscal 2001. This increase resulted from an increase in royalties paid to a third party on software license fees generated during the three months ended September 30, 2001 from the Inbound Planning Engine product partially offset by a decrease in finder fees paid to third parties for providing us with new customer leads.

         Cost of Services. Cost of services decreased 6.8% to $1.7 million in the three months ended September 30, 2001 from $1.8 million in the same period in fiscal 2001. As a percentage of services revenue, cost of services increased slightly to 52.5% for the three months ended September 30, 2001 from 51.1% in the same period in fiscal 2001.

         Research and Development. Research and development expenses were $2.4 million in the three months ended September 30, 2001 which were approximately equal to the $2.3 million in the same period in fiscal 2001. During the quarter ended September 30, 2001, we completed the general release of Version 7.0 of our product suite which significantly advances the ability of our solutions to quickly solve specific, high value supply chain logistics planning problems for automotive and industrial companies. As a percentage of total revenue, research and development expenses increased to 32.6% for the three months ended September 30, 2001 from 24.9% for the same period in fiscal 2001 as a result of the decrease in total revenue.

         Sales and Marketing. Sales and marketing expenses increased 6.8% to $4.8 million in the three months ended September 30, 2001 from $4.5 million in the same period in fiscal 2001. This increase was the net result of a $529,000 increase in compensation and related expenses associated with an increase in the number and compensation of our sales personnel during the three months ended September 30, 2001 compared to the same period in fiscal 2001 partially offset by a $245,000 decrease in advertising and promotional spending as a result of more focused marketing activities which allowed us to reduce these costs. As a percentage of total revenue, these costs increased to 64.3% for the three months ended September 30, 2001 from 48.6% for the same period in fiscal 2001 as a result of the increase in total sales and marketing expenses combined with the decrease in total revenue.

         General and Administrative. General and administrative expenses were $1.7 million in both the three months ended September 30, 2001 and 2000. Despite total general and administrative expenses being flat, as a percentage of total revenue these costs increased to 22.8% for the three months ended September 30, 2001 from 18.8% for the same period in fiscal 2001 as a result of the decrease in total revenue.

         Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $26,000 in the three months ended September 30, 2001 from $124,000 in the same period in fiscal 2001. This decrease was due to our lower revenues and improved collections of accounts receivable.

         Operating Loss. As a result of the above factors, our operating loss increased to $4.3 million in the three months ended September 30, 2001 from $1.4 million in the same period in fiscal 2001.

         Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was $87,000 of income in the three months ended September 30, 2001 and other income (expense) was ($195,000) of expense in the same period in fiscal 2001. Interest expense decreased to ($14,000) in the three months ended September 30, 2001 from ($386,000) in the same period in fiscal 2001 as a result of the repayment in full of the outstanding indebtedness under our line of credit during the three months ended September 30, 2000. Interest income and other decreased to $101,000 in the three months ended September 30, 2001 from $191,000 in the same period in fiscal 2001 primarily as a result of the decreased level of investment in government short-term marketable securities.

         Income Taxes. During the three months ended September 30, 2001 and 2000, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period.

         Net Loss. As a result of the above factors, our net loss increased to $4.2 million in the three months ended September 30, 2001 compared to $1.6 million in the same period in fiscal 2001.

Liquidity and Capital Resources

         Historically, we have financed our operations and our capital expenditures primarily through funds generated from operations, sales of our preferred stock and borrowings from Greyrock Capital and E.M. Warburg, Pincus, our principal shareholder. In August 2000, we completed the IPO of our common stock and received proceeds, net of underwriting discounts and commissions, of approximately $37.4 million. Approximately $10.5 million of the net proceeds were used to repay the outstanding balance of our line of credit with Greyrock Capital. This line of credit terminated on December 31, 2000. We are using the remainder of the net proceeds for working capital, including funding of operating losses and other general corporate purposes. At September 30, 2001, our primary sources of liquidity consisted of $7.5 million of government marketable securities and cash totaling approximately $1.4 million.

         Cash used in our operating activities was $7.1 million for the three months ended September 30, 2001 compared to cash used in our operating activities of $4.9 million for the same period in fiscal 2001. The cash used in operating activities for the three months ended September 30, 2001 resulted primarily from our $4.2 million net loss and a $4.8 million increase in accounts receivable partially offset by a $1.1 million increase in deferred revenue. The increase in accounts receivable was due to the timing of software license transactions closed in the first quarter of fiscal 2002. The increase in deferred revenue is due to an increase in deferred maintenance and support revenue. The cash used in operating activities for the three months ended September 30, 2000 resulted primarily from our net losses of $1.6 million and a $3.3 million decrease in deferred revenue. The decrease in deferred revenue resulted from the recognition of revenue on certain software license transactions closed during the quarter ended June 30, 2000 for which the revenue was deferred as the products had not been shipped as of June 30, 2000.

         Cash provided by our investing activities was approximately $7.5 million for the three months ended September 30, 2001 compared to cash used in our investing activities of $23.7 million in the same period in fiscal 2001. During fiscal 2001, we invested the net proceeds received from our IPO in interest-bearing securities of the U.S. government or its agencies. At September 30, 2001, our investment in government marketable securities was $7.5 million compared to $23.5 million at September 30, 2000. In addition, during the three months ended September 30, 2001, $115,000 of the cash used in investing activities was for purchases of computer hardware and software, as well as furniture and fixtures, compared to $203,000 of the cash used in investing activities during the three months ended September 30, 2000.

         Cash used in our financing activities amounted to approximately $62,000 during the three months ended September 30, 2001 compared to cash provided by our financing activities of $28.7 million in the same period in fiscal 2001. During the three months ended September 30, 2000, approximately $37.4 million was provided from the IPO of our common stock, net of underwriting discounts and commissions. Approximately $10.5 million of the net proceeds from the IPO was used to repay the outstanding balance of our line of credit and $1.1 million was used to pay costs associated with the public offering. Net of borrowings, the line of credit was reduced in fiscal 2001 by $7.6 million.

         In light of the decline in revenue from software license fees during the last six months of fiscal 2001, we are actively pursuing additional cash to support our operations. We are pursuing both debt and equity investment alternatives. While we are optimistic that we will be able to obtain additional cash within the next several months, we can provide no assurance that we will be successful in raising additional cash.

         We believe that our existing cash balance, short term investments and cash flow from operations, coupled with the assurance of financial support from one of our shareholders, will be sufficient to meet our working capital and capital expenditure requirements through June 30, 2002.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” SFAS No. 133, as amended, is effective for quarters beginning after June 15, 2000. We do not currently utilize derivative financial instruments; therefore, the adoption of SFAS No. 133 did not have a material impact on our results of operations or financial position.

         In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin (SAB) No. 101,“Revenue Recognition in Financial Statements” which clarified some provisions of current standards related to revenue recognition. This SAB became effective for our fourth quarter of the fiscal year ending June 30, 2001. The adoption of SAB No. 101 did not have a material impact on our revenue recognition policies, results of operations or financial position.

         In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB Opinion No. 25, which is referred to as “FIN 44”. FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards. FIN 44 is effective for option grants made after June 30, 2000. Furthermore, FIN 44 establishes guidance for the re-pricing of stock options, for determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and for modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the financial statements.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. The Company does not expect the adoption of SFAS 141 and 142 to have a material impact on our results of operations or financial position.

Forward-Looking Statements

         This report contains certain statements, and other written or oral statements made by us or on our behalf which may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans, the use of third-party lead sources and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. A variety of factors could cause actual results to differ materially from those anticipated, including technological changes in the e-commerce and supply chain management solutions industries, the level of competition, our ability to attract and retain qualified personnel, relationships with alliance partners, the availability of financing, general economic conditions and other factors discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2001.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There were no reports on Form 8-K filed by the registrant during the three months ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 1, 2001	/s/ Joseph Trino

(Date)	Joseph Trino

Chairman of the Board and Chief Executive Officer

November 1, 2001	/s/ John Bartels

(Date)	John Bartels

Executive Vice President, Finance and Administration (Principal Financial Officer)