Form 10-Q
period 2001-12-31
SYNQUEST INC
filed 2002-02-14
CIK 1082397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate the number of shares outstanding of each of the issuer classes of common stock as of the latest practicable date.

     29,468,674 shares of common stock outstanding as of February 7, 2002.

SYNQUEST, INC.

		Page No.

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
PART II	OTHER INFORMATION
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	18
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	18
	SIGNATURES	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2001	2001

ASSETS		(UNAUDITED)
Current Assets:
Cash	$1,065,310	$1,163,999
Marketable securities	15,149,642	6,311,441
Accounts receivable (net of allowances of $1,401,000 and $1,240,000 at June 30 and December 31, 2001, respectively)	2,675,835	3,777,690
Other receivables	28,761	8,013
Prepaid expenses	791,347	610,079

Total current assets	19,710,895	11,871,222
Property and equipment:
Leasehold improvements	286,351	301,694
Furniture and fixtures	893,429	665,232
Equipment	5,866,645	3,823,409

	7,046,425	4,790,335
Less accumulated depreciation and amortization	(4,726,619)	(2,960,482)

Net property and equipment	2,319,806	1,829,853
Other assets	138,037	107,657

Total assets	$22,168,738	$13,808,732

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,540,338	$598,925
Accrued expenses	4,711,905	3,689,129
Deferred revenue	3,272,502	4,812,887
Current portion of obligations under capital leases	133,049	137,660

Total current liabilities	9,657,794	9,238,601
Obligations under capital leases, less current portion	93,992	109,896
Shareholders’ equity (deficit):
Common Stock, $0.01 par value; 100,000,000 shares authorized and 29,438,674 and 29,468,674 shares issued and outstanding at June 30 and December 31, 2001, respectively	294,387	294,687
Additional paid-in-capital	127,341,206	127,348,406
Accumulated deficit	(114,837,486)	(122,806,220)
Equity adjustment from foreign currency translation	(381,155)	(376,638)

Total shareholders’ equity (deficit)	12,416,952	4,460,235

Total liabilities and shareholders’ equity (deficit)	$22,168,738	$13,808,732

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2000	2001	2000	2001

	(Unaudited)		(Unaudited)
Revenue:
Software license fees	$6,064,362	$400,127	$11,729,382	$4,630,039
Services	4,542,526	3,206,265	8,056,462	6,390,365

Total revenue	10,606,888	3,606,392	19,785,844	11,020,404
Operating expenses:
Cost of license fees	218,663	2,500	400,218	221,602
Cost of services	2,370,509	1,493,137	4,165,142	3,165,430
Research and development	2,494,102	2,024,988	4,778,315	4,442,576
Sales and marketing	4,716,131	2,624,319	9,176,260	7,388,910
General and administrative	1,970,028	1,324,453	3,818,319	3,038,977
Restructuring costs	—	—	—	881,837

Total operating expenses	11,769,433	7,469,397	22,338,254	19,139,332

Operating loss	(1,162,545)	(3,863,005)	(2,552,410)	(8,118,928)
Other income (expense):
Interest expense	(12,346)	(8,026)	(397,851)	(22,063)
Interest income and other	374,665	71,581	565,346	172,257

Total other income (expense)	362,319	63,555	167,495	150,194

Loss before income taxes	(800,226)	(3,799,450)	(2,384,915)	(7,968,734)
Income taxes	—	—	—	—

Net loss	(800,226)	(3,799,450)	(2,384,915)	(7,968,734)
Accretion of redeemable convertible preferred stock	—	—	(820,154)	—

Net loss attributable to common stock	$(800,226)	$(3,799,450)	$(3,205,069)	$(7,968,734)

Basic and diluted net loss per common share	$(0.03)	$(0.13)	$(0.15)	$(0.27)

Weighted average number of shares used in computing basic and diluted net loss per common share	28,898,941	29,468,674	22,041,929	29,464,000

Pro forma basic and diluted net loss per common share:
Net loss			$(0.09)
Accretion of redeemable convertible preferred stock			$(0.03)

Net loss attributable to common stock			$(0.12)

Weighted average number of shares used in computing pro forma basic and diluted net loss per common share			27,157,666

Comprehensive loss:
Net loss	$(800,226)	$(3,799,450)	$(3,205,069)	$(7,968,734)
Other comprehensive loss:
Foreign currency translation adjustments	(29,242)	(18,036)	(31,480)	4,517

Comprehensive loss	$(829,468)	$(3,817,486)	$(3,236,549)	$(7,964,217)

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	DECEMBER 31,

	2000	2001

	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(2,384,915)	$(7,968,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	647,845	766,756
Non-cash stock compensation	114,726	76,527
Loss on disposal of equipment	—	4,172
Changes in operating assets and liabilities:
Accounts receivable	(2,806,068)	(1,037,166)
Other assets	433,606	161,830
Accounts payable	(161,495)	(948,160)
Accrued expenses	1,124,848	(1,061,585)
Deferred revenue	(1,570,709)	1,531,066

Net cash used in operating activities	(4,602,162)	(8,475,294)
INVESTING ACTIVITIES
Net sales (purchases) of marketable securities	(21,893,359)	8,838,201
Purchases of property and equipment	(513,844)	(144,497)

Net cash provided by (used in) investing activities	(22,407,203)	8,693,704
FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	(7,642,082)	—
Proceeds from common stock offering	37,432,500	—
Payment of stock offering costs	(1,301,965)	—
Proceeds from issuance of common stock under stock option plans	793,719	7,500
Repayment of obligations under capital leases	(122,956)	(111,900)

Net cash provided by (used in) financing activities	29,159,216	(104,400)
Effect of exchange rate changes on cash	(12,652)	(15,321)

Net increase in cash	2,137,199	98,689
Cash at beginning of period	456,670	1,065,310

Cash at end of period	$2,593,869	$1,163,999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$193,000	$22,000

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred to acquire equipment	$95,000	$—

See accompanying notes.

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Annual Report of the Company on Form 10-K for the fiscal year ended June 30, 2001.

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

     All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because these securities are anti-dilutive for all periods presented. The total number of shares related to the options and warrants excluded from the calculations of diluted net loss per common share was 4,784,994 and 5,516,877 for the three and six months ended December 31, 2000 and 2001, respectively.

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

     The following table presents the calculation of unaudited pro forma basic and diluted net loss per common share:

Six Months Ended
December 31, 2000

Net loss	$(2,384,915)
Accretion of convertible preferred stock	(820,154)

Net loss attributable to common stock	$(3,205,069)

Pro forma:
Shares used in computing basic and diluted net loss per common share	22,041,929
Effect of assumed conversion of preferred stock and dividends, subordinated notes payable and interest and warrants into common stock	5,115,737

Shares used in computing unaudited pro forma basic and diluted net loss per common share	27,157,666

Pro forma basic and diluted net loss per common share:
Net loss	$(0.09)
Accretion of convertible preferred stock	$(0.03)

Net loss attributable to common stock	$(0.12)

4. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company is organized around geographic areas. The Company’s operations in The Americas and Europe represent its two reportable segments. The Europe segment is comprised primarily of operations in the United Kingdom and the Netherlands. The accounting policies as described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 are applied consistently across the segments.

     Segment information for the three and six months ended December 31, 2000 and 2001 is summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	2001	2000	2001

Revenue
The Americas
Software license fees	$5,479,007	$—	$10,873,835	$3,900,429
Services	4,169,927	2,722,370	7,319,763	5,567,656

Total The Americas	9,648,934	2,722,370	18,193,598	9,468,085
Europe
Software license fees	585,355	400,127	855,547	729,610
Services	372,599	483,895	736,699	822,709

Total Europe	957,954	884,022	1,592,246	1,552,319

Total	$10,606,888	$3,606,392	$19,785,844	$11,020,404

Net Loss
The Americas	$(428,240)	$(3,792,797)	$(1,423,185)	$(7,438,282)
Europe	(371,986)	(6,653)	(961,730)	(530,452)

Total	$(800,226)	$(3,799,450)	$(2,384,915)	$(7,968,734)

Total Assets
The Americas				$31,600,257
Europe				1,857,590
Eliminations				(19,649,115)

Total				$13,808,732

     All revenue was generated from external customers.

     The eliminations within total assets represent the Company’s investment in Europe and funding provided for operations in Europe.

     Export sales from the United States were approximately $177,000 and $49,000 for the three months ended December 31, 2000 and 2001, respectively. Export sales from the United States were approximately $603,000 and $112,000 for the six months ended December 31, 2000 and 2001, respectively.

5. RESTRUCTURING

     During the three months ended September 30, 2001, the Company restructured its business operations to more closely align operating expenses with anticipated revenue. In connection with the restructuring, the Company reduced its global workforce by approximately 31%, or 91 full-time employees. The restructuring resulted in a charge of approximately $882,000 in the three months ended September 30, 2001 to cover costs related to the workforce reduction, of which $750,000 related to severance and related benefits and $132,000 related to lease termination costs. At December 31, 2001, approximately $57,000 of restructuring charges remained in accrued liabilities for lease termination costs.

6. RECLASSIFICATION

     Certain amounts reported in the 2001 financial statements have been reclassified to conform to the current financial statement presentation.

7. SUBSEQUENT EVENTS

     Restructuring

     On January 18, 2002, in light of continued deterioration in economic factors affecting our industry and uncertainty regarding the future, we further reduced our global workforce by 44 full-time equivalents to better align the Company’s cost structure with expected revenues in the near-term. Accordingly, we currently estimate that we will incur an additional restructuring charge of approximately $500,000 in the third quarter of fiscal 2002 of which approximately $491,000 will relate to severance and related benefits and approximately $9,000 will relate to lease termination costs associated with the workforce reductions.

     Credit Agreement

     In February 2002, the Company entered into a credit agreement with E.M. Warburg, Pincus, the beneficial owner of approximately 51% of the Company’s outstanding common stock. The credit agreement allows for periodic borrowings up to a maximum of $3 million. The Company’s borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. Interest on outstanding borrowings accrues at the prime rate plus 2% per annum, adjusted biannually from the date of issuance. Borrowings under the credit agreement will be senior to any other Company debt and substantially all Company assets have been pledged as collateral under the credit agreement. The credit agreement expires on December 31, 2002. As of February 13, 2002, no amounts were outstanding under the credit agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains certain statements, and other written or oral statements made by us or on our behalf which may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include discussions of the length of time our sources of liquidity will be sufficient to support our operations, our ability to raise additional cash and the effect of future economic events on our operations. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. A variety of factors could cause actual results to differ materially from those anticipated, including the availability of financing, technological changes in the supply chain management solutions industries, the level of competition, our ability to attract and retain qualified personnel, relationships with alliance partners, general economic conditions and other factors discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2001.

Recent Trends and Developments

     Our revenue stream has been strongly impacted by the current weak economic environment. In the current economic environment many companies have severely reduced or postponed their capital spending activities. In addition, when companies are able to pursue the licensing of our products, we continue to experience a slowdown in our sales cycles as a result of these companies’ lengthened approval process for entering into software license transactions. Companies are taking additional time to assess and prioritize purchases, as well as requiring additional approvals for such purchases. We believe that these companies still consider our solutions to be important; however, the reduced spending and delays have had the effect of reducing revenue from software license fees. We believe that our future software license fees, as well as our ability to predict future revenues, will be negatively impacted as long as companies continue to constrain their software licensing activities.

     In February 2002, we entered into a credit agreement with E.M. Warburg, Pincus, the beneficial owner of approximately 51% of our outstanding common stock. The credit agreement allows for periodic borrowings up to a maximum of $3 million. Our borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. The credit agreement expires on December 31, 2002. As of February 13, 2002, no amounts were outstanding under the credit agreement.

     In light of the decline in revenue from software license fees, and, as a result, the continued use of our cash and marketable securities to fund operating losses, we are actively pursuing additional cash to support our operations. We are pursuing equity investment alternatives as well as sources of debt financing in addition to our recent credit agreement with E.M. Warburg, Pincus. While we believe that we will be able to obtain additional cash within the next several months, we can not assure you that we will be successful in raising additional cash. We believe that our existing cash balance, short term investments and cash flow from operations, coupled with the credit agreement with E.M. Warburg, Pincus, will be sufficient to fund our operations, including our working capital and capital expenditure requirements, through August 31, 2002. If we are not successful in raising additional cash and we are unable to make a profit in the near term, we will be unable to fund our future operations.

Restructuring

     During the first quarter of fiscal 2002, the quarter ended September 30, 2001, we restructured our business operations to more closely align operating expenses with anticipated revenue. In connection with the restructuring, we reduced our global workforce by approximately 31%, or 91 full-time employees, and instituted other cost reduction measures resulting in an annual savings of approximately $8.7 million. The reductions were across all areas of our business operations. The restructuring resulted in a charge of approximately $882,000 in the three months ended September 30, 2001 to cover costs related to the workforce reduction, of which $750,000 related to severance and related benefits and $132,000 related to lease termination costs. As this restructuring program was completed during the quarter ended September 30, 2001, a substantial portion of the lower costs described below in the “Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000” and the “Six Months Ended December 31, 2001 Compared to Six Months Ended December 31, 2000” is attributable to this restructuring program.

     In January 2002, during the third quarter of fiscal 2002, in light of continued weakness in economic factors affecting our industry, we further reduced our global workforce by 44 full-time equivalents resulting in an additional annual savings of approximately $4.2 million. This reduction also affected all areas of our business operations. We currently estimate that this additional reduction in workforce will result in a charge of approximately $500,000 in the three months ended March 31, 2002, of which approximately $491,000 will relate to severance and related benefits and approximately $9,000 will relate to lease termination costs. This reduction in workforce had no effect on the three or six months ended December 31, 2001.

     We believe that these reductions to our cost structure will in no way affect our ability to capitalize on future opportunities, but will strengthen our financial position and reduce the revenue required for us to become profitable.

Overview

     We specialize in providing supply chain planning solutions that enable companies to simultaneously improve their profits and customer service. Our solutions are designed for automotive and industrial companies that have a large combination of products or parts, plants, warehouses, transport modes and suppliers, and that need to meet diverse customer requirements. Our solutions address supply chain planning problems as financial problems that are optimally solved only when the relevant financial implications of the problems are adequately considered in the solution. While other products simply answer the question of how to meet the customer’s requirements (source, make, move, buy, store and deliver) without adequately considering the relevant financial implications of such an answer, our solutions are designed to meet customer requirements and, at the same time, maximize profits and/or minimize costs.

     Our fiscal year end is June 30. We generate revenues from two principal sources:

•	license fees derived from software products and

•	professional services fees and maintenance and support fees derived from consulting, implementation, training and maintenance services and other technical support related to our software products.

     Software License Fees. Customers typically pay a one-time fee for a perpetual license to use our software products. The amount of the fee is based on the number of licensed business units, sites, users and products. We require a written software license contract that typically provides for an initial payment upon execution of the license contract, followed by one or more periodic payments on dates specified in the contract. Payments are required to be made within one year of the contract date. Our initial software license arrangements with customers typically provide for a fee for the first year of maintenance and support services. We often negotiate contracts for specific implementation and training services following the initial license contract.

     Our software license fees have principally resulted from direct sales to customers. We expect that direct sales will continue to represent our principal selling method in the future. However, we have used, and expect to continue to use, independent resellers of our products in geographic areas where we do not believe it is cost-effective to establish a direct sales force. In addition to internally generated leads, we rely on third parties such as business process improvement consultants, implementers of software systems and complementary software application providers to provide us with leads for potential new customers.

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

     Our implementation and training services are typically delivered on a time-and-materials basis or occasionally on a fixed-price basis. We recognize revenue from the services delivered on a time-and-materials basis as the services are performed. Revenue from fixed-price arrangements is recognized using a percentage-of-completion method based upon the cost incurred to date as a percentage of the total expected cost. Out-of-pocket expenses incurred by our personnel performing professional services are included in our cost of services. These costs are generally reimbursed by the customer and such reimbursements are included in services revenue. Implementation and training services are generally completed four to twelve months following execution of the license contract. However, implementations for customers licensing multiple products for numerous locations may take place over a longer period of time.

     As part of the annual fee for our maintenance and support services, we provide our customers with product upgrades and enhancements as well as user and technical support services. Most of our maintenance and support contracts are invoiced annually in advance, are renewable at the discretion of the customer and allow for future fee increases. The revenue from our maintenance and support services is recognized ratably over the term of the maintenance and support contract, which is generally 12 months. While a warranty, generally three to six months, is included in the license contract, our maintenance and support contracts typically are entered into as of the effective date of the license contract. Warranty claims are typically not material and customers are charged for support during the warranty period.

     Backlog. Our product delivery times are very short and, consequently, substantially all of our license fee revenue in each quarter may result from contracts entered into in that quarter. Accordingly, we generally only maintain a significant backlog for our professional services and maintenance and support.

     Cost of License Fees. Our cost of license fees includes finder fees which we pay to third parties for providing us with a new customer lead and sub-license fees paid by us to third parties for the third parties’ software which we have licensed along with our products. In addition, we are obligated to pay royalties to a third party on software license fees generated from our Inbound Planning Engine product within our suite of software solutions. While these royalties were not significant in fiscal 2001, future licenses of our Inbound Planning Engine product will increase the future cost of license fees over historical levels both in dollars and as a percentage of total revenue.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	2001	2000	2001

Revenue:
Software license fees	57.2%	11.1%	59.3%	42.0%
Services	42.8	88.9	40.7	58.0

Total revenue	100.0	100.0	100.0	100.0
Operating expenses:
Cost of license fees	2.1	0.1	2.0	2.0
Cost of services	22.3	41.4	21.1	28.7
Research and development	23.5	56.1	24.1	40.3
Sales and marketing	44.5	72.8	46.4	67.0
General and administrative	18.6	36.7	19.3	27.6
Restructuring costs	—	—	—	8.0

Total operating expenses	111.0	207.1	112.9	173.6

Operating loss	(11.0)	(107.1)	(12.9)	(73.6)
Other income (expense):
Interest expense	(0.1)	(0.2)	(2.0)	(0.2)
Other income	3.5	2.0	2.9	1.6

Total other income (expense)	3.4	1.8	0.9	1.4

Loss before income taxes	(7.6)	(105.3)	(12.0)	(72.2)

Net loss	(7.6)%	(105.3)%	(12.0)%	(72.2)%

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     Software License Fees Revenue. Revenue from software license fees decreased to $400,000 in the three months ended December 31, 2001 from $6.1 million in the same period in fiscal 2001. The decline in software license fees was primarily the result of prolonged sales cycles and significant delays in customer purchase decisions arising from the weak global economy. As a percentage of total revenue, revenue from software license fees decreased to 11.1% for the three months ended December 31, 2001 from 57.2% for the same period in fiscal 2001 primarily as a result of the decrease in revenue from software license fees.

     Services Revenue. Revenue from services decreased 29.4% to $3.2 million in the three months ended December 31, 2001 from $4.5 million in the same period in fiscal 2001. The decrease in revenue from services resulted primarily from the decline in new software license contracts closed during the past several quarters as well as customer delays in implementing licensed software. As a percentage of total revenue, revenue from services increased to 88.9% for the three months ended December 31, 2001 from 42.8% for the same period in fiscal 2001 primarily as a result of the decrease in revenue from software license fees.

     Total Revenue. Total revenue decreased 66.0% to $3.6 million in the three months ended December 31, 2001 from $10.6 million in the same period in fiscal 2001.

     Cost of License Fees. Cost of license fees decreased to $2,500 in the three months ended December 31, 2001 from $219,000 in the same period in fiscal 2001. This decrease is due to the decrease in software license transactions during the three months ended December 31, 2001. Our cost of license fees during the three months ended December 31, 2000 consisted primarily of sub-license fees paid by us to third parties for the third parties’ software which we licensed along with our products.

     Cost of Services. Cost of services decreased 37.0% to $1.5 million in the three months ended December 31, 2001 from $2.4 million in the same period in fiscal 2001. As a percentage of services revenue, cost of services decreased to 46.6% for the three months ended December 31, 2001 from 52.2% for the same period in fiscal 2001, which resulted in an increase in services margin to 53.4% for the three months ended December 31, 2001 from 47.8% for the same period in fiscal 2001. The decrease in the dollar amount of cost of services was primarily the result of the decreased use of higher cost third-party consultants for implementation services, a decrease in the number and compensation of employees engaged in implementation, training and customer support services as well as a decrease in travel costs as a result of the decline in implementation services. The increase in services margin was primarily the result of the reduction in the use of more expensive third party consultants as well as employee cost reductions.

     Research and Development. Research and development expenses decreased 18.8% to $2.0 million in the three months ended December 31, 2001 from $2.5 million in the same period in fiscal 2001. This decrease was primarily due to a decrease in travel and recruiting costs as well as general office expenses as a result of the restructuring, as described above, which occurred during our quarter ended September 30, 2001. Despite the decrease in total cost, as a percentage of total revenue research and development expenses increased to 56.1% for the three months ended December 31, 2001 from 23.5% for the same period in fiscal 2001 as a result of the decrease in total revenue.

     Sales and Marketing. Sales and marketing expenses decreased 44.4% to $2.6 million in the three months ended December 31, 2001 from $4.7 million in the same period in fiscal 2001. This reduction in cost resulted from (1) approximately $800,000 in reduced advertising and promotional spending as a result of our shift from more expensive brand awareness programs to more focused lead generation marketing activities, (2) approximately $455,000 in lower bonuses and commissions as a result of the decline in revenue from software license fees, and (3) decreases in travel and recruiting costs as a result of the restructuring, as described above, which occurred during our quarter ended September 30, 2001. Despite the decrease in total cost, as a percentage of total revenue these costs increased to 72.8% for the three months ended December 31, 2001 from 44.5% for the same period in fiscal 2001 as a result of the decrease in total revenue.

     General and Administrative. General and administrative expenses decreased 32.8% to $1.3 million in the three months ended December 31, 2001 from $2.0 million in the same period in fiscal 2001. This decrease was primarily due to (1) a $200,000 reduction in our estimated sales tax liability primarily related to our software license fees, (2) a $167,000 reduction in our provision for bad debts as a result of the decrease in accounts receivable primarily as a result of a reduction in software license fees and services in the three months ended December 31, 2001 compared to the same period in fiscal 2001, and (3) reductions in other general corporate expenses as a result of the restructuring, as described above, which occurred during our quarter ended September 30, 2001. Despite the decrease in total cost, as a percentage of total revenue these costs increased to 36.7% for the three months ended December 31, 2001 from 18.6% for the same period in fiscal 2001 as a result of the decrease in total revenue.

     Operating Loss. As a result of the above factors, our operating loss increased to $3.9 million in the three months ended December 31, 2001 from $1.2 million in the same period in fiscal 2001.

     Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was $64,000 of income in the three months ended December 31, 2001 compared to $362,000 of income in the same period in fiscal 2001. This decrease in other income (expense) was primarily due to an approximately $330,000 decline in interest income due to the decreased level of investment in government short-term marketable securities as well as the decline in interest income rates.

     Income Taxes. During the three months ended December 31, 2001 and 2000, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period.

     Net Loss. As a result of the above factors, our net loss increased to $3.8 million in the three months ended December 31, 2001 compared to $800,000 in the same period in fiscal 2001.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31, 2000

Software License Fees Revenue. Revenue from software license fees decreased 60.5% to $4.6 million in the six months ended December 31, 2001 from $11.7 million in the same period in fiscal 2001. The decline in software license fees was primarily the result of prolonged sales cycles and significant delays in customer purchase decisions arising from the weak global economy. As a percentage of total revenue, revenue from software license fees decreased to 42.0% for the six months ended December 31, 2001 from 59.3% for the same period in fiscal 2001 primarily as a result of the decrease in revenue from software license fees.

     Services Revenue. Revenue from services decreased 20.7% to $6.4 million in the six months ended December 31, 2001 from $8.1 million in the same period in fiscal 2001. The decrease in revenue from services resulted primarily from the decline in new license contracts during the past several quarters as well as customer delays in implementing licensed software. As a percentage of total revenue, revenue from services increased to 58.0% for the six months ended December 31, 2001 from 40.7% for the same period in fiscal 2001 as a result of the decrease in revenue from software license fees.

     Total Revenue. Total revenue decreased 44.3% to $11.0 million in the six months ended December 31, 2001 from $19.8 million in the same period in fiscal 2001.

     Cost of License Fees. Cost of license fees decreased to $222,000 in the six months ended December 31, 2001 from $400,000 in the same period in fiscal 2001. This decrease resulted from a decrease in sub-license fees paid by us to third parties for the third parties’ software which we licensed along with our products partially offset by an increase in royalties paid to a third party on software license fees generated from our Inbound Planning Engine product.

     Cost of Services. Cost of services decreased 24.0% to $3.2 million in the six months ended December 31, 2001 from $4.2 million in the same period in fiscal 2001. As a percentage of services revenue, cost of services decreased to 49.5% for the six months ended December 31, 2001 from 51.7% for the same period in fiscal 2001, which resulted in an increase in services margin to 50.5% for the six months ended December 31, 2001 from 48.3% for the same period in fiscal 2001. The decrease in the dollar amount of cost of services was primarily the result of the decreased use of higher cost third-party consultants for implementation services, a decrease in the number and compensation of employees engaged in implementation, training and customer support services as well as a decrease in travel costs as a result of the decline in implementation services. The increase in services margin was primarily the result of the reduction in the use of more expensive third party consultants as well as employee cost reductions.

     Research and Development. Research and development expenses decreased 7.0% to $4.4 million in the six months ended December 31, 2001 from $4.8 million in the same period in fiscal 2001. During the quarter ended September 30, 2001, we completed the general release of Version 7.0 of our product suite which significantly advances the ability of our solutions to quickly solve specific, high value supply chain logistics planning problems for automotive and industrial companies. The decrease in research and development expenses during the six months ended December 31, 2001 compared to the same period in fiscal 2001 was primarily due to a decrease in travel and recruiting costs as well as general office expenses as a result of the restructuring, as described above, which occurred during our quarter ended September 30, 2001. Despite the decrease in total cost, as a percentage of total revenue research and development expenses increased to 40.3% for the six months ended December 31, 2001 from 24.1% for the same period in fiscal 2001 as a result of the decrease in total revenue.

     Sales and Marketing. Sales and marketing expenses decreased 19.5% to $7.4 million in the six months ended December 31, 2001 from $9.2 million in the same period in fiscal 2001. This reduction in cost resulted from (1) approximately $1.0 million in reduced advertising and promotional spending as a result of our shift from more expensive brand awareness programs to more focused lead generation marketing activities, (2) approximately $540,000 in lower bonuses and commissions as a result of the decline in revenue from software license fees, and (3) decreases in travel, recruiting, and other costs as a result of the restructuring, as described above, which occurred during our quarter ended September 30, 2001. Despite the decrease in total cost, as a percentage of total revenue these costs increased to 67.0% for the six months ended December 31, 2001 from 46.4% for the same period in fiscal 2001 as a result of the decrease in total revenue.

     General and Administrative. General and administrative expenses decreased 20.4% to $3.0 million in the six months ended December 31, 2001 from $3.8 million in the same period in fiscal 2001. This decrease was primarily due to (1) a $200,000 reduction in our estimated sales tax liability primarily related to our software license fees, (2) a $265,000 reduction in our provision for bad debts as a result of the decrease in accounts receivable primarily as a result of a reduction in software license fees and services in the six months ended December 31, 2001 compared to the same period in fiscal 2001, and (3) reductions in other general corporate expenses as a result of the restructuring, as described above, which occurred during our quarter ended September 30, 2001. Despite the decrease in total cost, as a percentage of total revenue these costs increased to 27.6% for the six months ended December 31, 2001 from 19.3% for the same period in fiscal 2001 as a result of the decrease in total revenue.

     Operating Loss. As a result of the above factors, our operating loss increased to $8.1 million in the six months ended December 31, 2001 from $2.6 million in the same period in fiscal 2001.

     Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was $150,000 of income in the six months ended December 31, 2001 compared to $167,000 of income for the same period in fiscal 2001. Interest expense decreased to ($22,000) in the six months ended December 31, 2001 from ($398,000) for the same period in fiscal 2001 as a result of the repayment in full of the outstanding indebtedness under our line of credit during the three months ended September 30, 2000. Interest income and other decreased to $172,000 in the six months ended December 31, 2001 from $565,000 in the same period in fiscal 2001 primarily as a result of the decreased level of investment in government short-term marketable securities as well as the decline in interest income rates.

     Income Taxes. During the six months ended December 31, 2001 and 2000, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period.

     Net Loss. As a result of the above factors, our net loss increased to $8.0 million in the six months ended December 31, 2001 compared to $2.4 million in the same period in fiscal 2001.

Liquidity and Capital Resources

     Historically, we have financed our operations and our capital expenditures primarily through funds generated from operations, sales of our preferred stock and borrowings from Greyrock Capital and E.M. Warburg, Pincus, our principal shareholder. In August 2000, we completed the IPO of our common stock and received proceeds, net of underwriting discounts and commissions, of approximately $37.4 million. Approximately $10.5 million of the net proceeds were used to repay the outstanding balance of our line of credit with Greyrock Capital. This line of credit terminated on December 31, 2000. We are using the remainder of the net proceeds for working capital, including funding of operating losses and other general corporate purposes. At December 31, 2001, our primary sources of liquidity consisted of $6.3 million of government short-term marketable securities and cash totaling approximately $1.2 million.

     In addition, during February 2002, we entered into a credit agreement with E.M. Warburg, Pincus, the beneficial owner of approximately 51% of our outstanding common stock. The credit agreement allows for periodic borrowings up to a maximum of $3 million. Our borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. Interest on outstanding borrowings accrues at the prime rate plus 2% per annum, adjusted biannually from the date of issuance. Borrowings under the credit agreement will be senior to any of our other debt and substantially all of our assets have been pledged as collateral under the credit agreement. The credit agreement expires on December 31, 2002. As of February 13, 2002, no amounts were outstanding under the credit agreement.

     In light of the decline in revenue from software license fees, and, as a result, the continued use of our cash and marketable securities to fund operating losses, we are actively pursuing additional cash to support our operations. We are pursuing equity investment alternatives as well as sources of debt financing in addition to our recent credit agreement with E.M. Warburg, Pincus. While we believe that we will be able to obtain additional cash within the next several months, we can not assure you that we will be successful in raising additional cash. If we are not successful in raising additional cash and we are unable to make a profit in the near term, we will be unable to fund our future operations.

     We believe that our existing cash balance, short term investments and cash flow from operations, coupled with the credit agreement with E.M. Warburg, Pincus, will be sufficient to fund our operations, including our working capital and capital expenditure requirements, through August 31, 2002.

     Cash used in our operating activities was $8.5 million for the six months ended December 31, 2001 compared to $4.6 million for the same period in fiscal 2001. The cash used in operating activities for the six months ended December 31, 2001 resulted primarily from our net loss of $8.0 million, a $1.1 million decrease in accrued expenses and a $1.0 million increase in accounts receivable partially offset by a $1.5 million increase in deferred revenue. The decrease in accrued expenses resulted from reductions in accrued bonuses, our provision for sales tax liability, and accrued advertising and promotional expenses as well as other general accrued expenses. The increases in accounts receivable and deferred revenue resulted primarily from a seasonal increase in billings for renewals of maintenance and support near the end of the period. The cash used in operating activities for the six months ended December 31, 2000 resulted primarily from our net loss of $2.4 million, a $2.8 million increase in accounts receivable and a $1.6 million decrease in deferred revenue partially offset by a $1.1 million increase in accrued expenses. The increase in accounts receivable resulted primarily from increased billings for services and renewals of maintenance and support at the end of the six months ended December 31, 2000. The decrease in deferred revenue resulted from the recognition of revenue on certain license contracts closed during the quarter ended June 30, 2000 for which the revenue was deferred as the products had not been shipped as of June 30, 2000. This decrease was partially offset by a seasonal increase in maintenance and support billings.

     Cash provided by our investing activities was approximately $8.7 million in the six months ended December 31, 2001 compared to cash used in our investing activities of $22.4 million in the same period in fiscal 2001. During the six months ended December 31, 2001, the cash provided by investing activities was used primarily to fund operating losses and working capital. During fiscal 2001, we invested the net proceeds received from our IPO in interest-bearing securities of the U.S. government or its agencies. At December 31, 2001, our investment in government marketable securities was $6.3 million compared to $21.9 million at December 31, 2000. In addition, during the six months ended December 31, 2001, $144,000 of the cash used in investing activities was for purchases of computer hardware and software, as well as for furniture and fixtures, compared to $514,000 of cash used in investing activities during the six months ended December 31, 2000.

     Cash used in our financing activities amounted to approximately $104,000 during the six months ended December 31, 2001 compared to cash provided by our financing activities of $29.2 million in the same period in fiscal 2001. During the six months ended December 31, 2000, approximately $37.4 million was provided from the initial public offering of our common stock, net of underwriting discounts and commissions. Approximately $10.5 million of the net proceeds from our IPO was used to repay the outstanding balance of our line of credit and $1.3 million was used to pay costs associated with the public offering. Net of borrowings, the line of credit was reduced in fiscal 2001 by $7.6 million.

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

     In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” which clarified some provisions of current standards related to revenue recognition. This SAB became effective for our fourth quarter of the fiscal year ending June 30, 2001. The adoption of SAB No. 101 did not have a material impact on our revenue recognition policies, results of operations or financial position.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, which is referred to as “FIN 44.” FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards. FIN 44 is effective for option grants made after June 30, 2000. Furthermore, FIN 44 establishes guidance for the re-pricing of stock options, for determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and for modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of the provisions of FIN 44 did not have a material impact on our financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. We do not expect the adoption of SFAS 141 and 142 to have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. Our interest expense and interest income are sensitive to changes in the general level of U.S. interest rates. Since the IPO of our common stock in August 2000 we have repaid our line of credit with Greyrock Capital, converted our subordinated debt to common stock and invested our cash in U.S. government or its agencies securities. As a result, we are now exposed to changes in interest rates on these investment securities. Based on the weighted average outstanding balances of cash and marketable securities, a one percent decline in the general level of U.S. interest rates would have decreased interest income in fiscal 2001 by approximately $130,000.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securityholders

     On November 16, 2001, we held an annual meeting of the shareholders to elect Joseph Trino, Henry Kressel, Joseph Landy, Peter J. Tarrant, James J. Tietjen and Thomas R. Madison as directors until the annual meeting of 2002 and to increase the number of shares eligible for grant under the Amended and Restated 1997 Stock Option Plan by 1.2 million. Subsequent to the submission of our Proxy Statement dated October 8, 2001 to shareholders, Paul Bender resigned from our board of directors. As a result, the voting results related to Paul Bender are not included below. The voting results were as follows:

	For	Withheld	Abstain

Joseph Trino	23,626,419	1,023,640	—
Henry Kressel	23,625,647	1,024,412	—
Joseph Landy	23,625,869	1,024,190	—
Peter Tarrant	24,596,619	53,440	—
James Tietjen	24,596,069	53,990	—
Thomas Madison	24,596,619	53,440	—

	For	Withheld	Abstain

Increase the number of shares eligible for grant under the Amended and Restated 1997 Stock Option Plan	22,909,523	1,726,986	13,550

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed by the registrant during the three month period ended December 31, 2001.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2002	/s/ Joseph Trino

(Date)	Joseph Trino
Chairman of the Board and
Chief Executive Officer

February 14, 2002	/s/ John Bartels

(Date)	John Bartels
Executive Vice President
Finance and Administration
(Principal Financial Officer)