Form 10-Q
period 2002-03-31
SYNQUEST INC
filed 2002-05-13
CIK 1082397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-30963

SYNQUEST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	14-1683872
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

     29,468,674 shares of common stock outstanding as of May 3, 2002.

SYNQUEST, INC.

		Page No.
PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	15

	SIGNATURES	16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	MARCH 31,
	2001	2002

		(UNAUDITED)
ASSETS
Current Assets:
Cash	$1,065,310	$1,512,015
Marketable securities	15,149,642	4,732,886
Accounts receivable (net of allowances of $1,401,000 and $988,000 at June 30, 2001 and March 31, 2002, respectively)	2,675,835	2,346,352
Other receivables	28,761	15,232
Prepaid expenses	791,347	631,878

Total current assets	19,710,895	9,238,363
Property and equipment:
Leasehold improvements	286,351	301,694
Furniture and fixtures	893,429	659,660
Equipment	5,866,645	3,815,544

	7,046,425	4,776,898
Less accumulated depreciation and amortization	(4,726,619)	(3,267,405)

Net property and equipment	2,319,806	1,509,493
Other assets	138,037	83,337

Total assets	$22,168,738	$10,831,193

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,540,338	$594,085
Accrued expenses	4,711,905	3,797,058
Deferred revenue	3,272,502	3,856,188
Current portion of obligations under capital leases	133,049	132,728

Total current liabilities	9,657,794	8,380,059
Obligations under capital leases, less current portion	93,992	77,941
Shareholders’ equity (deficit):
Common Stock, $0.01 par value; 100,000,000 shares authorized and 29,438,674 and 29,468,674 shares issued and outstanding at June 30, 2001 and March 31, 2002, respectively	294,387	294,687
Additional paid-in-capital	127,341,206	127,348,406
Accumulated deficit	(114,837,486)	(124,866,494)
Equity adjustment from foreign currency translation	(381,155)	(403,406)

Total shareholders’ equity (deficit)	12,416,952	2,373,193

Total liabilities and shareholders’ equity (deficit)	$22,168,738	$10,831,193

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2001	2002	2001	2002

	(Unaudited)		(Unaudited)
Revenue:
Software license fees	$2,580,841	$2,081,125	$14,310,223	$6,711,164
Services	4,376,880	3,006,998	12,433,342	9,397,363

Total revenue	6,957,721	5,088,123	26,743,565	16,108,527
Operating expenses:
Cost of license fees	54,070	159,602	454,288	381,204
Cost of services	2,273,116	1,444,372	6,438,258	4,609,630
Research and development	2,407,787	1,658,329	7,186,102	6,101,077
Sales and marketing	4,528,801	2,354,186	13,705,061	9,743,096
General and administrative	1,912,539	1,091,962	5,730,858	4,130,939
Restructuring costs	—	458,564	—	1,340,401

Total operating expenses	11,176,313	7,167,015	33,514,567	26,306,347

Operating loss	(4,218,592)	(2,078,892)	(6,771,002)	(10,197,820)
Other income (expense):
Interest expense	(9,934)	(6,783)	(407,785)	(28,846)
Interest income and other	311,920	25,401	877,266	197,658

Total other income (expense)	301,986	18,618	469,481	168,812

Loss before income taxes	(3,916,606)	(2,060,274)	(6,301,521)	(10,029,008)
Income taxes	—	—	—	—

Net loss	(3,916,606)	(2,060,274)	(6,301,521)	(10,029,008)
Accretion of redeemable convertible preferred stock	—	—	(820,154)	—

Net loss attributable to common stock	$(3,916,606)	$(2,060,274)	$(7,121,675)	$(10,029,008)

Basic and diluted net loss per common share	$(0.13)	$(0.07)	$(0.29)	$(0.34)

Weighted average number of shares used in computing basic and diluted net loss per common share	29,293,354	29,468,674	24,423,784	29,465,535

Pro forma basic and diluted net loss per common share:
Net loss			$(0.23)
Accretion of redeemable convertible preferred stock			$(0.03)

Net loss attributable to common stock			$(0.26)

Weighted average number of shares used in computing pro forma basic and diluted net loss per common share			27,859,170

Comprehensive loss:
Net loss	$(3,916,606)	$(2,060,274)	$(6,301,521)	$(10,029,008)
Other comprehensive loss:
Foreign currency translation adjustments	8,264	(26,768)	(23,216)	(22,251)

Comprehensive loss	$(3,908,342)	$(2,087,042)	$(6,324,737)	$(10,051,259)

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	MARCH 31,

	2001	2002

	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(6,301,521)	$(10,029,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	990,582	1,087,160
Non-cash stock compensation	162,831	82,374
(Gain) loss on disposal of equipment	(1,685)	4,172
Changes in operating assets and liabilities:
Accounts receivable	666,398	358,051
Other assets	182,371	215,820
Accounts payable	245,246	(949,280)
Accrued expenses	811,104	(1,003,214)
Deferred revenue	(2,900,375)	579,118

Net cash used in operating activities	(6,145,049)	(9,654,807)
INVESTING ACTIVITIES
Net sales (purchases) of marketable securities	(22,428,206)	10,416,756
Purchases of property and equipment	(999,749)	(146,768)

Net cash provided by (used in) investing activities	(23,427,955)	10,269,988
FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	(7,642,082)	—
Proceeds from common stock offering	37,432,500	—
Payment of stock offering costs	(1,301,965)	—
Proceeds from issuance of common stock under stock option plans	1,521,809	7,500
Repayment of obligations under capital leases	(175,872)	(148,787)

Net cash provided by (used in) financing activities	29,834,390	(141,287)
Effect of exchange rate changes on cash	(30,982)	(27,189)

Net increase in cash	230,404	446,705
Cash at beginning of period	456,670	1,065,310

Cash at end of period	$687,074	$1,512,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$203,000	$29,000

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred to acquire equipment	$95,000	$—

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

     All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because these securities are anti-dilutive for all periods presented. The total number of shares related to the options and warrants excluded from the calculations of diluted net loss per common share was 4,894,882 and 5,327,729 for the three and nine months ended March 31, 2001 and 2002, respectively.

     As described in more detail in Note 2, in August 2000, the Company completed an IPO of its common stock. In conjunction with the IPO, the following changes in the Company’s capitalization took place: (i) the conversion into common stock of all outstanding convertible preferred stock, plus accrued and unpaid dividends; (ii) the conversion into common stock of outstanding subordinated promissory notes, held by E.M. Warburg, Pincus in the aggregate principal amount of $15 million, plus accrued interest; and (iii) the cashless exercise by E.M. Warburg, Pincus of all of its warrants to purchase common stock. Pro forma basic and diluted net loss per common share has been calculated assuming these changes in the Company’s capitalization as of the beginning of each period presented.

     The following table presents the calculation of unaudited pro forma basic and diluted net loss per common share:

Nine Months Ended
March 31, 2001

Net loss	$(6,301,521)
Accretion of convertible preferred stock	(820,154)

Net loss attributable to common stock	$(7,121,675)

Pro forma:
Shares used in computing basic and diluted net loss per common share	24,423,784
Effect of assumed conversion of preferred stock and dividends, subordinated notes payable and interest and warrants into common stock	3,435,386

Shares used in computing unaudited pro forma basic and diluted net loss per common share	27,859,170

Pro forma basic and diluted net loss per common share:
Net loss	$(0.23)
Accretion of convertible preferred stock	$(0.03)

Net loss attributable to common stock	$(0.26)

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

     Segment information for the three and nine months ended March 31, 2001 and 2002 is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2002	2001	2002

Revenue
The Americas
Software license fees	$2,556,172	$1,781,374	$13,430,007	$5,681,803
Services	4,082,190	2,474,210	11,401,953	8,041,866

Total The Americas	6,638,362	4,255,584	24,831,960	13,723,669
Europe
Software license fees	24,669	299,751	880,216	1,029,361
Services	294,690	532,788	1,031,389	1,355,497

Total Europe	319,359	832,539	1,911,605	2,384,858

Total	$6,957,721	$5,088,123	$26,743,565	$16,108,527

Net Loss
The Americas	$(2,899,449)	$(2,007,176)	$(4,322,634)	$(9,445,458)
Europe	(1,017,157)	(53,098)	(1,978,887)	(583,550)

Total	$(3,916,606)	(2,060,274)	$(6,301,521)	$(10,029,008)

Total Assets
The Americas			$46,647,843	$28,783,646
Europe			1,973,410	1,788,291
Eliminations			(17,932,113)	(19,740,744)

Total			$30,689,140	$10,831,193

     All revenue was generated from external customers.

     The eliminations within total assets represent the Company’s investment in Europe and funding provided for operations in Europe.

     Export sales from the United States were approximately $294,000 and $57,000 for the three months ended March 31, 2001 and 2002, respectively. Export sales from the United States were approximately $897,000 and $169,000 for the nine months ended March 31, 2001 and 2002, respectively.

5. CREDIT AGREEMENT

     In February 2002, the Company entered into a credit agreement with E.M. Warburg, Pincus, the beneficial owner of approximately 51% of the Company’s outstanding common stock. The credit agreement allows for periodic borrowings up to a maximum of $3 million. The Company’s borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. Interest on outstanding borrowings accrues at the prime rate plus 2% per annum, adjusted biannually from the date of issuance. Borrowings under the credit agreement will be senior to any other Company debt and substantially all Company assets have been pledged as collateral under the credit agreement. The credit agreement expires on December 31, 2002. As of March 31, 2002, no amounts were outstanding under the credit agreement.

6. RESTRUCTURING

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

     During the three months ended March 31, 2002, in light of continued deterioration in economic factors affecting our industry and uncertainty regarding the future, we further reduced our global workforce by 44 full-time equivalents to better align the Company’s cost structure with expected revenues in the near-term. Accordingly, we incurred an additional restructuring charge of approximately $458,000 in the third quarter of fiscal 2002 of which approximately $449,000 related to severance and related benefits and approximately $9,000 related to lease termination costs associated with the workforce reductions. At March 31, 2002, approximately $82,000 of the total restructuring charges incurred during the nine months ended March 31, 2002 remained in accrued liabilities primarily for lease termination costs.

7. RECLASSIFICATION

     Certain amounts reported in the fiscal 2001 financial statements have been reclassified to conform to the current financial statement presentation.

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

Recent Trends and Developments

     We received a determination letter from Nasdaq dated February 14, 2002, stating that we failed to meet the minimum $1.00 per share requirement for continued inclusion on The Nasdaq National Market under Marketplace Rule 4450(a)(5). Accordingly, we have 90 calendar days, or until May 15, 2002, to (i) regain compliance by having our stock price close at or above $1.00 per share for a minimum of ten consecutive trading days, (ii) apply for a listing transfer to The Nasdaq Smallcap Market which would postpone delisting proceedings while Nasdaq evaluates our transfer application, or (iii) receive written notice from Nasdaq that our stock would be delisted. We have elected to apply to transfer our listing from The Nasdaq National Market to The Nasdaq Smallcap Market. If the transfer is approved, we will have until August 13, 2002 to regain compliance with the minimum $1.00 per share requirement for continued inclusion. We may be eligible for an additional 180 day grace period from the minimum $1.00 per share requirement if we meet the initial listing requirement for The Nasdaq Smallcap Market under Marketplace Rule 4310(c)(2)(A). If we fail to meet this requirement in the time periods required (or otherwise fail to meet any other continued listing requirement and fail to regain compliance within the time period required), our stock will be subject to delisting. There can be no assurances that our application for transfer will be accepted or that our stock will continue to be listed on The Nasdaq Smallcap Market even if our transfer application is approved.

     Our revenue stream continues to be strongly impacted by the current weak economic environment. In the current economic environment, many companies have severely reduced or postponed their capital spending activities. In addition, when companies are able to pursue the licensing of our products, we continue to experience a slowdown in our sales cycles as a result of these companies’ lengthened approval process for entering into software license transactions. Companies are taking additional time to assess and prioritize purchases, as well as requiring additional approvals for such purchases. We believe that these companies still consider our solutions to be important; however, the reduced spending and delays have had the effect of reducing revenue from software license fees. We believe that our future software license fees, as well as our ability to predict future revenues, will be negatively impacted as long as companies continue to constrain their software licensing activities.

     In February 2002, we entered into a credit agreement with E.M. Warburg, Pincus, the beneficial owner of approximately 51% of our outstanding common stock. The credit agreement allows for periodic borrowings up to a maximum of $3 million. Our borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. The credit agreement expires on December 31, 2002. As of March 31, 2002, no amounts were outstanding under the credit agreement.

     In light of the decline in revenue from software license fees, and, as a result, the continued use of our cash and marketable securities to fund operating losses, we are actively pursuing additional sources of cash to support our operations. We are pursuing equity investment alternatives as well as sources of debt financing in addition to our recent credit agreement with E.M. Warburg, Pincus. While we believe that we will be able to obtain additional cash within the next several months, we can not assure you that we will be successful in raising additional cash. We believe that our existing cash balance, short term investments and cash flow from operations, coupled with the credit agreement with E.M. Warburg, Pincus, will be sufficient to fund our operations, including our working capital and capital expenditure requirements, through October 31, 2002. If we are not successful in raising additional cash and we are unable to make a profit in the near term, we will be unable to fund our future operations.

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

     In January 2002, during the third quarter of fiscal 2002, in light of continued weakness in economic factors affecting our industry, we further reduced our global workforce by 44 full-time equivalents resulting in an additional annual savings of approximately $4.2 million. This reduction also affected all areas of our business operations. This additional reduction in workforce resulted in a charge of approximately $458,000 in the three months ended March 31, 2002, of which approximately $449,000 related to severance and related benefits and approximately $9,000 related to lease termination costs. Since this restructuring program was done during the quarter ended March 31, 2002, the total operating expenses for the three months ended March 31, 2002 do not reflect the full effect of the cost savings nor the level of operating expenses of the Company subsequent to the restructuring.

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

     Services Revenue. Our services revenue consists principally of revenue derived from professional services associated with implementing our products and educating and training our customers’ employees on the use of our products. In addition, our services revenue includes fees for ongoing maintenance and support, consisting primarily of customer technical support services and product upgrades and enhancements.

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

     Cost of License Fees. Our cost of license fees includes finder fees which we pay to third parties for providing us with a new customer lead and sublicense fees paid by us to third parties for the third parties’ software which we have licensed along with our products. In addition, we are obligated to pay royalties to a third party on software license fees generated from our Inbound Planning Engine product within our suite of software solutions. While these royalties were not significant in fiscal 2001, future licenses of our Inbound Planning Engine product will increase the future cost of license fees over historical levels both in dollars and as a percentage of total revenue.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2002	2001	2002

Revenue:
Software license fees	37.1%	40.9%	53.5%	41.7%
Services	62.9	59.1	46.5	58.3

Total revenue	100.0	100.0	100.0	100.0
Operating expenses:
Cost of license fees	0.8	3.1	1.7	2.4
Cost of services	32.7	28.4	24.1	28.6
Research and development	34.6	32.6	26.9	37.9
Sales and marketing	65.1	46.3	51.2	60.5
General and administrative	27.4	21.5	21.4	25.6
Restructuring costs	—	9.0	—	8.3

Total operating expenses	160.6	140.9	125.3	163.3

Operating loss	(60.6)	(40.9)	(25.3)	(63.3)
Other income (expense):
Interest expense	(0.1)	(0.1)	(1.5)	(0.2)
Other income	4.4	0.5	3.3	1.2

Total other income (expense)	4.3	0.4	1.8	1.0

Loss before income taxes	(56.3)	(40.5)	(23.5)	(62.3)

Net loss	(56.3)%	(40.5)%	(23.5)%	(62.3)%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Software License Fees Revenue. Revenue from software license fees decreased 19.4% to $2.1 million in the three months ended March 31, 2002 from $2.6 million in the same period in fiscal 2001. The decline in software license fees was primarily the result of the continuation of prolonged sales cycles and delays in customer purchase decisions arising from the weak capital spending environment. As a percentage of total revenue, revenue from software license fees increased to 40.9% for the three months ended March 31, 2002 from 37.1% for the same period in fiscal 2001 primarily as a result of the decrease in revenue from services.

     Services Revenue. Revenue from services decreased 31.3% to $3.0 million in the three months ended March 31, 2002 from $4.4 million in the same period in fiscal 2001. The decrease in revenue from services resulted primarily from the decline in new software license contracts closed during the past several quarters. As a percentage of total revenue, revenue from services decreased to 59.1% for the three months ended March 31, 2002 from 62.9% for the same period in fiscal 2001 primarily as a result of the decrease in revenue from services.

     Total Revenue. Total revenue decreased 26.9% to $5.1 million in the three months ended March 31, 2002 from $7.0 million in the same period in fiscal 2001.

     Cost of License Fees. Cost of license fees increased to $160,000 in the three months ended March 31, 2002 from $54,000 in the same period in fiscal 2001. This increase resulted primarily from an increase in royalties paid to a third party on software license fees generated from our Inbound Planning Engine product during the three months ended March 31, 2002. As a percentage of total revenue, cost of license fees increased to 3.1% for the three months ended March 31, 2002 from 0.8% for the same period in fiscal 2001 as a result of the increase in cost of license fees coupled with the decrease in total revenue.

     Cost of Services. Cost of services decreased 36.5% to $1.4 million in the three months ended March 31, 2002 from $2.3 million in the same period in fiscal 2001. As a percentage of services revenue, cost of services decreased to 48.0% for the three months ended March 31, 2002 from 51.9% for the same period in fiscal 2001, which resulted in an increase in services margin to 52.0% for the three months ended March 31, 2002 from 48.1% for the same period in fiscal 2001. The decrease in the dollar amount of cost of services was primarily the result of the decreased cost of personnel as a result of the restructurings, as described above, which occurred during our quarters ended September 30, 2001 and March 31, 2002 as well as the decreased use of higher cost third-party consultants for implementation services. In addition, the decline in implementation services resulted in a decrease in travel costs. These decreases in cost resulted in the increase in our services margin despite the reduction in services revenue.

     Research and Development. Research and development expenses decreased 31.1% to $1.7 million in the three months ended March 31, 2002 from $2.4 million in the same period in fiscal 2001. This decrease was primarily due to a decrease in the number of personnel engaged in research and development activities and their related costs, such as compensation and travel, as a result of the restructurings, as described above, which occurred during our quarters ended September 30, 2001 and March 31, 2002. As a percentage of total revenue, research and development expenses decreased to 32.6% for the three months ended March 31, 2002 from 34.6% for the same period in fiscal 2001 as a result of the decrease in research and development expenses partially offset by the decrease in total revenue.

     Sales and Marketing. Sales and marketing expenses decreased 48.0% to $2.4 million in the three months ended March 31, 2002 from $4.5 million in the same period in fiscal 2001. As a result of the restructurings, as described above, which occurred during our quarters ended September 30, 2001 and March 31, 2002, the number of personnel involved in sales and marketing activities and their related costs, such as compensation, travel and general office expenses, decreased which accounted for approximately $1.6 million of this reduction in cost. Sales and marketing expenses also decreased approximately $536,000 due to reduced advertising and promotional spending as a result of our shift from more expensive brand awareness programs to more focused lead generation marketing activities. As a percentage of total revenue, these costs decreased to 46.3% for the three months ended March 31, 2002 from 65.1% for the same period in fiscal 2001 as a result of the decrease in sales and marketing expenses partially offset by the decrease in total revenue.

     General and Administrative. General and administrative expenses decreased 42.9% to $1.1 million in the three months ended March 31, 2002 from $1.9 million in the same period in fiscal 2001. This decrease was primarily due to a $392,000 reduction in personnel costs and general corporate expenses as a result of reduced business activity coupled with the restructurings, as described above, which occurred during our quarters ended September 30, 2001 and March 31, 2002 and a $150,000 reduction in our estimated sales tax liability primarily related to our software license fees. In addition, as a result of the decline in revenue, as well as improved collections, we reduced our allowance for bad debts resulting in a credit in our provision for doubtful accounts of approximately $137,000 for the three months ended March 31, 2002 compared to an increase in the provision in the same period of fiscal 2001 of approximately $141,000. As a percentage of total revenue, these costs decreased to 21.5% for the three months ended March 31, 2002 from 27.4% for the same period in fiscal 2001 as a result of the decrease in general and administrative expenses partially offset by the decrease in total revenue.

     Operating Loss. As a result of the above factors, our operating loss decreased to $2.1 million in the three months ended March 31, 2002 from $4.2 million in the same period in fiscal 2001.

     Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was $19,000 of income in the three months ended March 31, 2002 compared to $302,000 of income in the same period in fiscal 2001. This decrease in other income (expense) was primarily due to a decline in interest income due to the decreased level of investment in government short-term marketable securities as well as the decline in interest income rates.

     Income Taxes. During the three months ended March 31, 2002 and 2001, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period.

     Net Loss. As a result of the above factors, our net loss decreased to $2.1 million in the three months ended March 31, 2002 compared to $3.9 million in the same period in fiscal 2001.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

     Software License Fees Revenue. Revenue from software license fees decreased 53.1% to $6.7 million in the nine months ended March 31, 2002 from $14.3 million in the same period in fiscal 2001. The decline in software license fees was primarily the result of the continuation of prolonged sales cycles and significant delays in customer purchase decisions arising from the weak capital spending environment. As a percentage of total revenue, revenue from software license fees decreased to 41.7% for the nine months ended March 31, 2002 from 53.5% for the same period in fiscal 2001 primarily as a result of the decrease in revenue from software license fees.

     Services Revenue. Revenue from services decreased 24.4% to $9.4 million in the nine months ended March 31, 2002 from $12.4 million in the same period in fiscal 2001. The decrease in revenue from services resulted primarily from the decline in new license contracts during the past several quarters. Despite the decline in revenue from services, as a percentage of total revenue, revenue from services increased to 58.3% for the nine months ended March 31, 2002 from 46.5% for the same period in fiscal 2001 as a result of the decrease in revenue from software license fees.

     Total Revenue. Total revenue decreased 39.8% to $16.1 million in the nine months ended March 31, 2002 from $26.7 million in the same period in fiscal 2001.

     Cost of License Fees. Cost of license fees decreased to $381,000 in the nine months ended March 31, 2002 from $454,000 in the same period in fiscal 2001. This decrease resulted from a decrease in sublicense fees paid by us to third parties for the third parties’ software which we licensed along with our products partially offset by an increase in royalties paid to a third party on software license fees generated from our Inbound Planning Engine product. Despite the decline in cost of license fees, as a percentage of total revenue, cost of license fees increased to 2.4% for the nine months ended March 31, 2002 from 1.7% for the same period in fiscal 2001 as a result of the decrease in total revenue.

     Cost of Services. Cost of services decreased 28.4% to $4.6 million in the nine months ended March 31, 2002 from $6.4 million in the same period in fiscal 2001. As a percentage of services revenue, cost of services decreased to 49.1% for the nine months ended March 31, 2002 from 51.8% for the same period in fiscal 2001, which resulted in an increase in services margin to 50.9% for the nine months ended March 31, 2002 from 48.2% for the same period in fiscal 2001. The decrease in the dollar amount of cost of services was primarily the result of the decreased cost of personnel as a result of the restructurings, as described above, which occurred during our quarters ended September 30, 2001 and March 31, 2002 as well as the decreased use of higher cost third-party consultants for implementation services. In addition, the decline in implementation services also resulted in a decrease in travel costs. These decreases in cost resulted in the increase in our services margin despite the reduction in services revenue.

     Research and Development. Research and development expenses decreased 15.1% to $6.1 million in the nine months ended March 31, 2002 from $7.2 million in the same period in fiscal 2001. During the quarter ended September 30, 2001, we completed the general release of Version 7.0 of our product suite which significantly advances the ability of our solutions to quickly solve specific, high value supply chain logistics planning problems for automotive and industrial companies. The decrease in research and development expenses was primarily due to a decrease in the number of personnel engaged in research and development activities and their related costs, such as compensation and travel, as a result of the restructurings, as described above, which occurred during our quarters ended September 30, 2001 and March 31, 2002. Despite the decrease in total cost, as a percentage of total revenue research and development expenses increased to 37.9% for the nine months ended March 31, 2002 from 26.9% for the same period in fiscal 2001 as a result of the decrease in total revenue.

     Sales and Marketing. Sales and marketing expenses decreased 28.9% to $9.7 million in the nine months ended March 31, 2002 from $13.7 million in the same period in fiscal 2001. Approximately $2.4 million of this cost reduction was a result of the restructurings, as described above, which occurred during our quarters ended September 30, 2001 and March 31, 2002, which reduced the number of personnel involved in sales and marketing activities and their related costs, such as compensation and travel. Sales and marketing expenses also decreased approximately $1.6 million due to reduced advertising and promotional spending as a result of our shift from more expensive brand awareness programs to more focused lead generation marketing activities. Despite the decrease in total cost, as a percentage of total revenue these costs increased to 60.5% for the nine months ended March 31, 2002 from 51.2% for the same period in fiscal 2001 as a result of the decrease in total revenue.

     General and Administrative. General and administrative expenses decreased 27.9% to $4.1 million in the nine months ended March 31, 2002 from $5.7 million in the same period in fiscal 2001. This decrease was primarily due to a $707,000 reduction in personnel costs and general corporate expenses as a result of reduced business activity coupled with the restructurings, as described above, which occurred during our quarters ended September 30, 2001 and March 31, 2002 and a $350,000 reduction in our estimated sales tax liability primarily related to our software license fees. In addition, as a result of the decline in revenue as well as improved collections, we reduced our allowance for bad debts resulting in a credit in our provision for doubtful accounts of approximately $160,000 for the nine months ended March 31, 2002 compared to an increase in the provision in the same period of fiscal 2001 of approximately $383,000. Despite the decrease in total cost, as a percentage of total revenue these costs increased to 25.6% for the nine months ended March 31, 2002 from 21.4% for the same period in fiscal 2001 as a result of the decrease in total revenue.

     Operating Loss. As a result of the above factors, our operating loss increased to $10.2 million in the nine months ended March 31, 2002 from $6.8 million in the same period in fiscal 2001.

     Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was $169,000 of income in the nine months ended March 31, 2002 compared to $470,000 of income for the same period in fiscal 2001. Interest expense decreased to ($29,000) in the nine months ended March 31, 2002 from ($408,000) for the same period in fiscal 2001 as a result of the repayment in full of the outstanding indebtedness under our line of credit during the three months ended September 30, 2000. Interest income and other decreased to $198,000 in the nine months ended March 31, 2002 from $878,000 in the same period in fiscal 2001 primarily as a result of the decreased level of investment in government short-term marketable securities as well as the decline in interest income rates.

     Income Taxes. During the nine months ended March 31, 2002 and 2001, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period.

     Net Loss. As a result of the above factors, our net loss increased to $10.0 million in the nine months ended March 31, 2002 compared to $6.3 million in the same period in fiscal 2001.

Liquidity and Capital Resources

     Historically, we have financed our operations and our capital expenditures primarily through funds generated from operations, sales of our preferred stock and borrowings from Greyrock Capital and E.M. Warburg, Pincus, our principal shareholder. In August 2000, we completed the IPO of our common stock and received proceeds, net of underwriting discounts and commissions, of approximately $37.4 million. Approximately $10.5 million of the net proceeds were used to repay the outstanding balance of our line of credit with Greyrock Capital. This line of credit terminated on December 31, 2000. We are using the remainder of the net proceeds from our IPO for working capital, including funding of operating losses and other general corporate purposes.

     During February 2002, we entered into a credit agreement with E.M. Warburg, Pincus, the beneficial owner of approximately 51% of our outstanding common stock. The credit agreement allows for periodic borrowings up to a maximum of $3 million. Our borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. Interest on outstanding borrowings accrues at the prime rate plus 2% per annum, adjusted biannually from the date of issuance. Borrowings under the credit agreement will be senior to any other Company debt and substantially all of our assets have been pledged as collateral under the credit agreement. The credit agreement expires on December 31, 2002. As of March 31, 2002, no amounts were outstanding under the credit agreement. At March 31, 2002, our primary sources of liquidity consisted of $4.7 million of government short-term marketable securities, cash totaling approximately $1.5 million, and the $3 million credit agreement with E.M. Warburg, Pincus.

     In light of the decline in revenue from software license fees, and, as a result, the continued use of our cash and marketable securities to fund operating losses, we are actively pursuing additional sources of cash to support our operations. We are pursuing equity investment alternatives as well as sources of debt financing in addition to our recent credit agreement with E.M. Warburg, Pincus. While we believe that we will be able to obtain additional cash within the next several months, we can not assure you that we will be successful in raising additional cash. If we are not successful in raising additional cash and we are unable to make a profit in the near term, we will be unable to fund our future operations.

     We believe that our existing cash balance, short term investments and cash flow from operations, coupled with the credit agreement with E.M. Warburg, Pincus, will be sufficient to fund our operations, including our working capital and capital expenditure requirements, through October 31, 2002.

     Cash used in our operating activities was $9.7 million for the nine months ended March 31, 2002 compared to $6.1 million for the same period in fiscal 2001. The cash used in operating activities for the nine months ended March 31, 2002 resulted primarily from our net loss of $10.0 million and a $1.0 million decrease in accrued expenses partially offset by $1.1 million of depreciation and amortization expense and a $579,000 increase in deferred revenue. The decrease in accrued expenses resulted from reductions in accrued bonuses, our provision for sales tax liability, and accrued advertising and promotional expenses as well as other general accrued expenses. The increase in deferred revenue resulted primarily from a seasonal increase in billings for renewals of maintenance and support during the quarter ended December 31, 2001. The cash used in operating activities for the nine months ended March 31, 2001 resulted primarily from our net loss of $6.3 million and a $2.9 million decrease in deferred revenue partially offset by a $666,000 decrease in accounts receivable, $991,000 of depreciation and amortization expense, and an $811,000 increase in accrued expenses. The decrease in accounts receivable resulted primarily from improved payment terms on our software license agreements and cash receipts collections. The decrease in deferred revenue resulted from the recognition of revenue on certain license contracts closed during the quarter ended June 30, 2000 for which the revenue was deferred as the products had not been shipped as of June 30, 2000, which was partially offset by an increase in deferred consulting revenues.

     Cash provided by our investing activities was approximately $10.3 million in the nine months ended March 31, 2002 compared to cash used in our investing activities of approximately $23.4 million in the same period in fiscal 2001. During the nine months ended March 31, 2002, the cash provided by investing activities was used primarily to fund our operating losses. During fiscal 2001, our investing activities consisted primarily of the investment of the net proceeds received from our IPO in government short-term marketable securities. In addition, during the nine months ended March 31, 2002, approximately $147,000 of the cash used in investing activities was for purchases of computer hardware and software, as well as for furniture and fixtures, compared to approximately $1.0 million of cash used for purchases of similar assets during the nine months ended March 31, 2001.

     Cash used in our financing activities amounted to approximately $141,000 during the nine months ended March 31, 2002 compared to cash provided by our financing activities of $29.8 million in the same period in fiscal 2001. During the nine months ended March 31, 2001, approximately $37.4 million was provided from the initial public offering of our common stock, net of underwriting discounts and commissions. Approximately $10.5 million of the net proceeds from our IPO was used to repay the outstanding balance of our line of credit and $1.3 million was used to pay costs associated with the public offering. Net of borrowings, the line of credit was reduced in fiscal 2001 by $7.6 million. Also, during the nine months ended March 31, 2001, approximately $1.5 million was provided from the issuance of common stock under stock option plans.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We have not had a business combination since the adoption of SFAS 141 on July 1, 2001 and, as a result, the adoption of SFAS 141 has not affected our financial statements. We will adopt the provisions of SFAS 142 effective July 1, 2002, and as we currently do not have any goodwill or intangible assets recorded on our balance sheet, we do not expect that the adoption of SFAS 142 will have a material impact on our financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30 (“APB 30”), Reporting the Results of Operations – Occurring Events and Transactions,” for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We will adopt the provisions of SFAS 144 effective July 1, 2002, and we do not expect adoption of this standard to have any material impact on our financial statements.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the registrant during the three month period ended March 31, 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2002 (Date)	/s/ Joseph Trino Joseph Trino Chairman of the Board and Chief Executive Officer

May 13, 2002 (Date)	/s/ John Bartels John Bartels Executive Vice President Finance and Administration (Principal Financial Officer)