Form 10-K
period 2002-06-30
SYNQUEST INC
filed 2002-09-27
CIK 1082397

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-30963

SynQuest, Inc.

(Exact name of registrant as specified in governing instrument)

Georgia	14-1683872
(State of organization)	(IRS Employer Identification No.)

3500 Parkway Lane, Suite 555, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 325-2000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 per share	The Nasdaq SmallCap Market
(Title of each class)	(Name of each exchange on which registered)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing sale price on The Nasdaq SmallCap Market) on September 16, 2002 was approximately $3.4 million. As of September 16, 2002, there were 2,946,797 shares of common stock, $.01 par value, outstanding.

PART I
Item 1. BUSINESS
Overview
Recent Developments
Trends Driving the Supply Chain Planning Market
Our Strategy
Limitations of Other Supply Chain Planning Solutions
Our Supply Chain Planning Solutions
Our Financial Optimization Technology
Supply Chain Problems and Solutions
Customers
Strategic Relationships
Competition
Professional Services
Sales and Marketing
Research and Development
Intellectual Property
Employees
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Trends and Developments
Restructuring
Critical Accounting Policies and Use of Estimates
Overview of Business Operations
Results of Operations
Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001
Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000
Unaudited Quarterly Results of Operations Data
Liquidity and Capital Resources
Recent Accounting Pronouncements
Risk Factors
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EX-3.1 THIRD AMENDED AND RESTATED ARTICLES
EX-3.2 ARTICLES OF AMENDMENT
EX-4.2 AMENDED AND RESTATED REGISTRATION RIGHTS
EX-10.2 LETTER AGREEMENT
EX-10.3 EMPLOYMENT AGREEMENT
EX-10.4 LETTER AGREEMENT
EX-10.6 LETTER AGREEMENT
EX-10.9 LETTER AGREEMENT
EX-10.11 LETTER AGREEMENT
EX-10.12 LETTER AGREEMENT
EX-10.14 LETTER AGREEMENT
EX-10.16 LETTER AGREEMENT
EX-10.17 EMPLOYMENT AGREEMENT
EX-10.18 LETTER AGREEMENT
EX-10.22 LOAN AGREEMENT
EX-10.23 FORM OF PROMISSORY NOTE
EX-23.1 CONSENT OF INDEPENDENT AUDITORS
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF THE CFO

SYNQUEST, INC.

i

ii

NOTE REGARDING FORWARD-LOOKING STATEMENTS

      The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include:

•	discussions of the effects of our proposed business combination and the related private placement, as described herein;

•	financial condition;

•	results of operations;

•	business plans, including growth plans;

•	our technology;

•	business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing services and products;

•	plans and objectives of management;

•	the market for our securities;

•	our Nasdaq SmallCap Market listing status;

•	buying patterns of potential and existing customers;

•	use of third-party lead sources; and

•	the financial and regulatory environment in which we operate.

      You should not place undue reliance on these forward-looking statements which speak only as of the date of such statements. These statements are based on current expectations. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. All forward-looking statements are subject to risks and uncertainties that could cause actual events to differ materially from those projected. Factors that might cause or contribute to such a discrepancy include, but are not limited to,

•	the extent of our ability to integrate the operations of Viewlocity with ours;

•	the effects of vigorous competition with larger and better-established companies in the markets in which we operate;

•	the impact of technological change on our business, and new entrants and alternative technologies in our respective markets and businesses;

•	the effect of the proposed business combination and private placement described herein on our Nasdaq SmallCap Market listing status;

•	the factors discussed under “Risk Factors” in this report; and

•	other risks referenced from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.     BUSINESS

Overview

      We are a software company that specializes in providing supply chain planning solutions that enable companies with complex supply chains to improve their profit and customer service. A complex supply chain consists of a large combination of products/parts, plants, warehouses, transport modes and suppliers that are needed to meet diverse customer requirements. For example, the automotive and major home appliance industries typically have complex supply chains. We believe that our approach to supply chain planning is unique because our solutions address supply chain planning problems as business process problems that are optimally solved only when all the relevant financial and operational implications of the problems are adequately considered across the business process. Other products simply define supply chain problems as operational flow problems, or as financial problems for specific functions within a company, such as inventory or transportation. Our software is designed to optimize the financial and operational performance of the supply chain by using mathematically based technology that maximizes profit while meeting customer demand and respecting supply chain restrictions. Unlike other products, our solutions define supply chain problems as financial problems and derive the operational flow as a result of the best financial solution for the entire business process. To produce the best results across strategic, tactical and operational supply chain planning problems, our solutions use our unique financial optimization technology to:

•	model the total business process which consists of the operational constraints (such as manufacturing capacity, shipping calendars and dock door restrictions) and the financial drivers (such as purchase price, material handling costs, inventory carrying costs and revenue) and

•	evaluate all the relevant operational and financial trade-offs across the supply chain and determine which combination of activities represents the greatest profit or lowest total cost while meeting customer requirements.

      Our software solutions have broad applicability, but we have initially targeted manufacturing companies in the following industries: automotive original equipment manufacturers (“OEM”) including their tier-one suppliers, the industrial and consumer durables markets and the third party logistics providers (“3PL”) that serve those markets. We believe companies in these markets face considerable competitive pressure to dramatically improve bottom-line performance and they have already optimized the performance of individual functions within their enterprise. Furthermore, they must make these improvements while simultaneously meeting increasingly stringent customer delivery requirements. These companies need solutions that are capable of delivering significant financial benefits by planning across their complex supply chain network for maximum profit. Our software solutions, which are capable of being implemented quickly, address both complex supply chain planning and profit maximization. These same companies are beginning to leverage the Internet to improve the effectiveness of their complex supply chain network. Our solutions are capable of helping these companies seamlessly collaborate with their trading partners to further improve profit and customer service.

      Our solutions readily interface with a broad range of our customers’ existing enterprise applications, as well as the web-based platforms of their trading partners. As of June 30, 2002, we had implemented our solutions for over 100 customers. Our clients include Whirlpool Corporation, Honda Express Co., Penske Logistics LLC, ABB Vetco Gray, Inc., Nissan North America, Goodrich Corporation, Ford Motor Company, HON Industries, Inc., Alcoa, Inc., STMicroelectronics N.V., The Simmons Manufacturing Co., LLC and Titleist and Footjoy Worldwide.

Recent Developments

      On August 30, 2002, we entered into a merger agreement with Viewlocity, Inc. (“Viewlocity”), pursuant to which Viewlocity will be merged with and into us. As consideration for the merger, we will issue a total of 2,946,867 shares of our common stock to Viewlocity’s series F preferred stockholders. Holders of other classes and series of Viewlocity capital stock will receive nominal cash consideration in the merger.

      In addition, we entered into an amended and restated stock purchase agreement dated as of September 20, 2002, with our majority shareholder, Warburg, Pincus Investors, L.P. (“Warburg”), certain stockholders of Viewlocity and several new investors, who are referred to collectively as the “purchasers.” Pursuant to the stock purchase agreement, we will issue up to 13.2 million shares of our newly created series A preferred stock (the “series A preferred stock”) to the purchasers in a private placement at a price of $2.50 per share, for total consideration between $27.5 million and $33.0 million consisting of cash or the conversion of outstanding loans by the purchasers to us or Viewlocity. Purchasers have subscribed for 11 million shares of series A preferred stock, for total consideration of up to $27.5 million, under the stock purchase agreement. Up to an additional 1 million shares of series A preferred stock, for total consideration of $2.5 million, may be issued under the stock purchase agreement to existing purchasers or other persons if agreed by us and a majority-in-interest of the purchasers. If purchasers extend additional bridge loans prior to closing, up to an additional 1.2 million shares of series A preferred stock could be issued under the stock purchase agreement upon conversion of up to $3 million of such additional loans. The terms of the series A preferred stock to be issued by us in the private placement are described in Item 7 of this report. The proceeds of the private placement will be used for debt repayment, working capital and general corporate purposes.

      Completion of the merger and the private placement are subject to satisfaction of customary closing conditions. We currently anticipate that the transactions will be completed by December 31, 2002.

      Warburg and Timothy Harvey, our president, have executed voting agreements pursuant to which they have agreed, subject to the terms and conditions of the voting agreements, to vote all of their shares of our common stock in favor of the merger, the private placement and any other matter necessary to effect the merger and the private placement. The shares subject to the voting agreements represent in the aggregate slightly more than 50% of the outstanding voting power of our common stock and are sufficient to approve the merger and the private placement.

Trends Driving the Supply Chain Planning Market

      We believe the following trends are driving the supply chain planning market forward:

      Continued pressure to reduce costs. Buyers are continually demanding lower prices, which means that companies face constant pressure to reduce costs. In the past, companies with complex supply chains attempted to reduce costs by focusing on one aspect of the supply chain such as manufacturing or transportation. However, these companies now realize that to reduce costs further, they must consider cost reduction from a cross-functional perspective, evaluating the financial trade-offs of the entire supply chain. This type of analysis is complex because there are many potential trade-offs that must be simultaneously evaluated to determine which combination of trade-offs will provide the greatest overall cost reductions. In addition, we believe manufacturers will continue to outsource key components of their products, which will cause their supply chains to become even more complex. Most companies now recognize that they benefit the most from supply chain planning solutions that are capable of simultaneously evaluating the financial trade-offs across the supply chain to determine the lowest overall cost.

      Increased customer service level requirements. Companies are requiring their suppliers to increase the speed and reliability of delivery of orders. They have realized that slow and unreliable delivery of orders now means that not only will they lose orders, but eventually, customers as well. Building inventory in advance of demand or expediting orders are not feasible solutions to the problem because of the high costs associated with both solutions. In order to improve the speed and reliability of order delivery, manufacturers need supply chain planning solutions that can effectively allocate and coordinate the myriad of resources across the complex supply chain network to deliver orders on time and at the lowest possible cost.

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

      Increased collaboration. Companies have realized that delivering value to their customers and leveraging their trading partners over the Internet can only be done effectively through effective integration of the supply chain. Collaborative planning, as opposed to execution, is the core value delivered by Internet-based supply chain integration. The essence of this realization is that the majority of cost savings result from optimizing the allocation and utilization of the supply chain resources, not automating transactions. Companies have also realized that both the internal and external aspects of the supply chain must be taken into account in order to deliver competitive capabilities such as on-time delivery, order reliability and order flexibility. As a result, companies are looking for supply chain planning solutions that are capable of simultaneously coordinating their trading partners as well as their internal operations.

      Increased globalization. The globalization of markets is increasing at an astounding rate. Factors contributing to this increase include the continued reduction in trade barriers, the Internet’s ability to make market information available worldwide virtually instantaneously, increased product specialization, continued market pressure to reduce costs, and the need for quick penetration of new markets to sell existing products. We believe globalization will cause companies to interact with more trading partners and embrace a higher degree of outsourcing, resulting in larger and more complex supply chains. This shift will place more emphasis on the importance of supply chain planning solutions that provide coordination, visibility and control.

Our Strategy

      Our objective is to become the leading provider of supply chain planning solutions for companies with complex supply chains. Our solutions focus on improving planning processes versus improving execution processes, because we believe that improved planning can lead to the greatest benefits in the shortest amount of time. We intend to continue to focus on solving high-value supply chain planning problems for companies and their related logistics service providers in the automotive, industrial and consumer durables markets, by using financially-focused technology to enable our clients to maximize profitability. Once we achieve a leadership position in these markets, we plan to extend our supply chain planning capabilities to new target industries.

      Our strategy includes the following key elements:

      Address specific business problems. We focus on solving specific, high-value business problems for companies with complex supply chains. These business problems manifest themselves in the form of low margins, weakening sales, high inventory levels, excessive expediting charges or poor on-time delivery. We believe these problems are indicative of larger, more complex business issues that cut across the organizations within the supply chain. These larger, more complex business issues include cost structures that are too high, inventory that is in the wrong place at the wrong time, or poor overall supply chain order coordination. We will continue to provide supply chain planning solutions that determine the most effective way to address these larger, more complex problems. We believe our solutions to these problems are the most effective and efficient method of providing our clients with significant and rapid return on investment (“ROI”) in our solutions.

      Initially target specific markets. We intend initially to become recognized as the domain expert in supply chain planning solutions for companies with complex supply chains, including markets such as automotive OEMs and their tier-one suppliers, manufacturers in industrial and consumer durables markets, and third-party supply chain providers that offer outsourced logistics services to these types of companies.

Our sales and marketing efforts are coordinated to address the needs of these types of companies in these specific industries. We plan to continue our sales and marketing emphasis on these specific industries and their suppliers through focused efforts by our direct sales force and key strategic alliances. Within these industries we intend to increase our coverage of existing geographic markets and in the future increase our penetration in Europe, Asia and the Pacific Rim. In Latin America, we intend to continue to partner with resellers to expand our presence and support our indirect sales efforts. We will continue to market our solutions to our current client base. We believe that, as a result of the ROI that our solutions deliver, our clients will be motivated to use our solutions throughout their enterprises and associated supply chains.

      Focus on next generation supply chain planning technology. We intend to leverage our expertise in supply chain planning by solving problems that have not been addressed and by addressing existing problems in completely new ways. We intend to continue to focus on problems within complex supply chains and place an emphasis on the facets of these problems that will help our customers maximize profit. We intend to build additional functionality into our current solutions that will continue to differentiate us from other supply chain planning vendors. We believe this additional functionality will broaden the applicability of solutions to our customers and may enable us to penetrate new industries. As always, we intend to continue to build new solutions that address emerging trends in supply chain planning.

      Expand our brand awareness. We plan to continue to increase the awareness of our company and our solutions in the industries we have targeted through focused marketing campaigns and additional strategic partnerships. Marketing campaigns may include advertising or public relations programs designed to reach our target audiences effectively. We intend to cultivate additional strategic partnerships with complementary supply chain management companies, such as software solutions providers and systems integrators, to stimulate sales lead generation and offer more comprehensive solutions.

      Pursue strategic acquisition opportunities. We may pursue strategic acquisitions of complementary businesses, technologies, or products that will help accelerate the elements of our strategy. Consistent with this aspect of our strategy, we have entered into definitive agreements to effect the Viewlocity merger and the private placement as described above.

Limitations of Other Supply Chain Planning Solutions

      We believe that existing supply chain planning solutions do not fully address the business challenges arising from the foregoing trends. We believe the primary limitations of existing solutions include the following:

      Limited complex supply chain network modeling capability. Most supply chain solutions do not accurately model the complex supply chain network because they must simplify the problem or model only part of the overall supply chain process. Simplifying the problem inherently produces sub-optimal results that do not maximize financial returns. This approach does not consider the myriad of operations, income and expense structures inherent in a complex supply chain network. Other solutions attempt to break up a complex supply chain network into less complex pieces, such as isolating transportation costs and activities. Supply chain planning solutions that model only one piece at a time cannot produce the lowest overall cost or greatest profit because they do not evaluate the financial trade-offs of the many elements across the complex supply chain network.

      Limited financial optimization capability. Most supply chain planning solutions are capable of only focusing on managing the activities of the supply chain network to meet customer requirements. The financial performance of the complex supply chain network is computed only after the activities of the supply chain network have been determined or only focuses on a limited set of cost drivers. These solutions are not capable of simultaneously considering all revenues, costs and operational constraints. Therefore, they are not capable of maximizing profit while simultaneously meeting customer requirements.

      Difficulty of deployment. In the past, the adoption of most supply chain planning solutions by companies with complex supply chains has been limited due to the complexity of the supply chain network. Many of the supply chain planning solutions currently available for companies with complex supply chains are tool kits and must use sophisticated programming languages as a major part of their implementation. Successful implementation of these solutions is a lengthy process, generally requiring many months to implement, and requires the involvement of operations research experts, which few companies have in house.

      Limited scalability. Most supply chain planning solutions currently available were not designed to rapidly process the massive volume of data and associated permutations generated by a complex supply chain network. To circumvent this problem, these solutions attempt to simplify the supply chain model or break up the complex model into several simple models that operate independently of one another. These approaches produce answers that do not simultaneously consider the multiple trade-offs that comprise a complex supply chain network. Therefore, they inherently produce suboptimal results that are not capable of maximizing financial returns or eliminating infeasible answers from consideration.

Our Supply Chain Planning Solutions

      Our current complement of supply chain planning solutions provides a robust platform for our customers to take full advantage of the opportunities for financial and operational improvement that exist in the complex supply chain network by solving a number of strategic, tactical and operational planning problems. The key characteristics that differentiate our solutions from other supply chain solutions include the following:

      Designed for the complex supply chain. Our solutions consider all of the relevant variables that exist in a complex supply chain, including the operational and financial drivers related to manufacturing, transportation, distribution, suppliers and customers. Our solutions not only consider the cross-functional business processes of a company’s supply chain, but also the relevant details that exist within each individual entity within the network. They are capable of accommodating the multiple cost structures that are inherent within the complex supply chain network. Therefore, they are not only able to generate an operationally feasible answer, but also actual plans to achieve the greatest possible financial return.

      Financial optimization technology. Our solutions are designed to maximize profit or minimize total costs while simultaneously optimizing a company’s supply chain requirements. We call this process “financial optimization.” Financial optimization enables our solutions to extend beyond simply balancing supply and demand. Financial optimization allows a company to maximize profit or minimize total cost while it balances supply and demand. Our financial optimization technology enables our solutions to directly model the revenues or costs of cross-functional business processes within a complex supply chain instead of only modeling the physical activities. Our solutions simultaneously evaluate the possible combinations of supply chain activities and financial drivers across the business process to determine which unique combination represents the greatest profit or lowest cost while simultaneously meeting customer requirements.

      Fast deployment. Implementation of our software solutions is straightforward and may produce significant results quickly. This is because our solutions are configured via business data. Our solutions require no custom programming for configuration and easily accept changes in business processes. Our solutions interface with most existing enterprise systems and web-based platforms. By interfacing to our clients’ systems, our solutions are capable of using real-time supply chain data to quickly generate financially optimal plans. With little advance preparation and set-up, we are capable of demonstrating a prospective client’s ability to realize significant bottom-line savings using our solutions.

      Comprehensive, high-volume, high-performance solutions. Our solutions are capable of solving complex supply chain problems including handling the large data structures inherent in a complex supply chain. The architecture of our solutions allows our customers to model their business processes in a single view, while producing operationally feasible plans in a timely manner. As a result our products are well suited for large industrial companies, such as automotive OEMs, companies that want to include trading partners in the planning process and companies that must react quickly to changes in their supply chain.

Our Financial Optimization Technology

      All of our solutions use financial optimization technology as part of their core functionality. This underlying financially-focused architecture enables our products to model the cross functional business problems inherent in companies with complex supply chains and deliver solutions that maximize profit or minimize costs while simultaneously optimize customer service. Key aspects of our financial optimization technology are as follows:

      Model all Relevant Operational and Financial Variables of the Business Process. Unlike other supply chain planning vendors whose solutions address cross-functional business process problems by breaking them into pieces such as inventory, transportation or manufacturing problems, our solutions address the total business process problem, which includes the operational capabilities and financial drivers. Our solutions not only take into account the overall facilities and transport modes but also the activities within the facilities, such as manufacturing equipment or storage capacities. Our solutions consider all of the relevant revenues and expenses across the business process including start-up costs, inventory carrying costs, material handling costs, transportation costs and investment costs, to maximize profit or minimize total cost. This unique approach is necessary to produce answers that optimize the operational and financial performance of the entire business process. We believe that we have the only supply chain planning solutions that model simultaneously both the operational and financial variables that are relevant to companies with complex supply chains in our target industries.

      Maximize Profits and Optimize Customer Service. As opposed to supply chain planning solutions that simply balance supply and demand to meet customer requirements, our solutions are designed to explicitly maximize profit or minimize total cost while meeting customer requirements. Our financial optimization technology simultaneously evaluates cost and customer service trade-offs that results in a plan that generates the greatest profit or lowest cost and also meets customer requirements. For example, to determine the lowest total delivered cost, our solutions balance inventory-carrying costs, material handling costs and transportation costs. At the same time, our solutions consider a company’s unique supply chain constraints and, therefore, are capable of also producing operationally feasible solutions.

Supply Chain Problems and Solutions

      Using our financial optimization technology, our solutions solve specific high value strategic, tactical and operational business problems for companies with complex supply chains. Typical categories of business problems include:

      Business Strategy Planning. Companies must continually make strategic business decisions concerning customers, return on invested capital, acquisition, divestitures and the use of strategic trading partners. The timeframe to evaluate and make such decisions continues to decrease and companies look to quickly reposition their business model to maximize overall financial performance despite constantly changing market conditions. To get the best financial returns, these types of decisions require comprehensive analysis of the business and must include for example, revenue models, service level agreements, operating costs and capabilities and working capital. Our solution has the ability to model these complex financial and operational scenarios and produce profit maximized plans based upon strategies that include facility rationalization, supplier sourcing, new product introduction, customer profitability and promotions targeting.

      Profit Margin Planning. The majority of the world’s largest manufacturers make products on a to-stock basis, which means that they must make and store them ahead of actual orders. For these manufacturers, failure to correctly allocate resources in advance of demand can result in a large miss in profit as the right products are not available for sales or inventory is excessive. Traditional supply chain planning solutions focus on only a part of the sales and operations planning problem by either focusing on improving demand accuracy or correctly time phasing replenishment of inventory. Our solution takes a holistic view of sales and operations planning including revenues, volumes, operating costs and capabilities to determine what combination of anticipated demand produces the greatest revenue and lowest fulfillment costs, resulting in the greatest profit. With our solution, make-to-stock manufacturers can determine which promotions programs could deliver the greatest returns, which customers should receive scarce products, when to build ahead and where to store seasonal products for lowest costs.

      Inbound Logistics Planning. Significantly reducing inbound logistics costs while supporting material flow requirement into plants that are employing “lean or flow” manufacturing concepts is a challenge because of the comprehensiveness of the problem. Inventory constraints in the plants, increased delivery frequency requirements, transportation delivery and returnable container strategies are interrelated and impact each other. The traditional way to address this problem has been to break the process into pieces and, for example, focus on transportation planning for a limited number of high cost materials, eliminate operational variances that cause unnecessary costs, or conduct additional rate negotiations with transportation providers. Our solutions address the inbound logistics problem in a holistic manner and organize the inbound flow of all material for the lowest total delivered cost. We accomplish this task by assessing the entire inbound supply chain — from a supplier’s dock door through cross docks and returnable containers to the plant’s demand requirements and inventory constraints. At the same time, we simultaneously consider the transportation, material handling and inventory carrying costs to determine the integrated transportation, material handling and inventory plan that yields the lowest total delivered cost into the manufacturing plant or plants.

      Complex Order Planning. Companies that manufacture products across multiple facilities often struggle with long order lead times, unreliable delivery and high expediting costs. The causes of these problems may range from (i) promising orders without knowing if the supply chain has the capacity to deliver the order by the requested date, (ii) poor synchronization of the order across the network or (iii) the inability to address on-going changes and problems as they occur. When an order is placed, our solutions dynamically search through the complex supply chain network to determine what combination of warehouses, plants, suppliers and transportation methods meets the delivery requirements of the order for the lowest total delivered costs or greatest profit. As activities in the supply chain occur, they are compared in real-time to the planned events to detect any deviations from the sourcing plan, including trading partners connected via the web. As deviations are detected, our solutions are capable of determining the impact of the deviation on the delivery of specific orders. Our solutions are capable of quickly re-planning orders and selecting alternate paths or sequences through the supply chain in order to maintain the delivery schedule and, if possible, original margins.

      Manufacturing Planning. For many make-to-order companies, supply chain performance hinges on the ability of manufacturing plants to produce customer orders quickly, reliably and for the lowest cost. Competitive advantage in many industries has shifted from pure product innovation to speed and reliability, increasing the pressure on manufacturers to dramatically improve the speed and reliability of their manufacturing operations. Our solutions determine how to manufacture orders as fast and reliably as possible at the lowest production costs. Our solutions create a manufacturing plan that includes all aspects of manufacturing such as design and tooling requirements, not just equipment and material, and determines the sequence of production that meets the required order shipment date for the lowest total production costs. This sequence of production is electronically dispatched in real time to the workforce and automated equipment to synchronize the manufacturing process. As activities occur within the plant, our solutions compare them to the planned events to detect the impact of the deviations on order shipment dates. Our solutions are capable of quickly re-planning orders and selecting alternate paths or sequences through the plant in order to maintain the delivery schedule and, if possible, minimize cost variances.

      The following chart includes each of our products, the categories of typical business problems that each product addresses, and the unique way that we solve each business problem:

Categories of Problems Addressed	Product(s)	Unique Problem-Solving Features
Business Strategy Planning • Product line and customer profitability analysis • Network rationalization • Capital investment analysis • Strategic sourcing	Supply Chain Design Engine	• Comprehensive modeling of all supply chain operations • Models the full income and expense statement and important balance sheet elements • Maximizes profit
Inbound Logistics Planning • Inbound transportation, inventory and handling rationalization • Supply chain planning for new products, components and suppliers	Inbound Planning Engine Supply Chain Design Engine	• Models the complete inbound network • Supports complex cost structures • Determines lowest total delivered cost • Addresses the impact of returnable containers
Profit Margin Planning • Promotion effectiveness analysis • Demand allocation planning • Capacity planning • Seasonal planning • Pre-build planning	Tactical Planning Engine	• Provides unified cross functional view of the demand/supply relationship by period • Maximizes profit
Complex Order Planning • Order sourcing • Order coordination • Order promising (capable to promise)	Dynamic Sourcing Engine Order Promising Engine	• Coordinates orders across the network • Dynamically plans orders to meet due dates for the greatest profit • Enables profitable-to-promise capabilities
Manufacturing Planning • Scheduling or sequencing • Manufacturing coordination • Order promising • Order visibility	Virtual Production Engine Customer Service Engine	• Combines planning and event management • Meets due dates for the lowest production cost • Provides real-time self service to check order status

Customers

      Our customers are primarily in the automotive, industrial and consumer durables markets. Our solutions address high-value planning problems that these companies face within their complex supply chains. We believe by using our financially focused planning technology to solve specific, high-value supply chain problems for our specific markets, we can increase our value proposition to our customers.

      A representative list of our customers includes:

Ford Motor Company Honda Express Co., Ltd. Penske Logistics LLC Nissan North America Goodrich Corporation STMicroelectronics N.V. State Industries, Inc. Kellogg Company Alcoa, Inc.	Johnson Mathey plc WEA Manufacturing Inc. HON Industries, Inc. Whirlpool Corporation The Simmons Manufacturing Co., LLC Ingersoll-Rand Company Sauder Woodworking Co., Inc. Hayward Industries, Inc.	Philips IMS — Domestic Appliances and Personal Care Division Titleist and Footjoy Worldwide ABB Vetco Gray, Inc. AmBev Marley Electric Heating, A Division of United Dominion Industries

Strategic Relationships

      We have a number of alliances, including a global strategic alliance partnership with IBM. Our agreement with IBM involves significant technology and marketing support and places us in an elite group of preferred partners that allows us to not only leverage IBM’s extensive network of sales resources assigned in the United States, but also worldwide and industry accounts. We believe that this partnership provides a distinct opportunity to capitalize on IBM’s leadership position in the industry, and also sends a clear message to the market that our solutions have gained favorable recognition among one of the world’s leading technology providers. IBM Global Services has built an implementation and consulting practice for our solutions.

      As we execute our strategy to become specialists in select industries, we are forming additional alliances with companies that can strengthen our market position. To that end, we have initiated strategic relationships with Penske Logistics LLC and TNT Logistics North America. Both companies are known for their logistics domain expertise in the automotive and industrial markets, with customers such as Ford Motor Company, Whirlpool Corporation and BMW Manufacturing Corp. These partnerships will allow us to expand the applicability of our solutions to those companies that highly value our logistics domain capabilities but want our solutions offered as part of an overall service to design and operate their logistics networks.

Competition

      Supply chain planning is a component of the larger supply chain management market. We differentiate ourselves from other supply chain planning vendors by:

•	Providing solutions designed specifically for companies with complex supply chains;

•	Solving cross functional business process problems not addressed by our competitors and/or addressing the same problem in a completely different way;

•	Using financial optimization technology to maximize profit or minimize cost while meeting customer requirements; and

•	Using a business data-driven product architecture that enables straightforward implementations and may produce significant results quickly.

      We often compete with supply chain management solutions vendors, including i2 and Manugistics, both of which are significantly larger than us. i2 provides customers with end-to-end software solutions for supply chain management, customer management and product life cycle management. i2 competes across a broad range of vertical markets. Manugistics also provides end-to-end solutions that cover a wide range of supply chain management functions. Neither of these companies focuses specifically on solving supply chain planning problems for companies with complex supply chains, nor do they approach such problems from a business process and financial perspective.

      In addition, most of the major enterprise resource planning vendors offer supply chain planning functionality in their solutions. These companies have very large installed customer bases and have substantially greater financial, technical and marketing resources than we do. SAP, PeopleSoft, Invensys, Oracle and J.D. Edwards rely on supply chain planning software to enhance their product offerings. Their supply chain planning products are designed for integration with their transaction applications, do not specifically focus on solving supply chain planning problems for companies with complex supply chains and are not for the heterogeneous application environments of our prospective customers.

      In addition, there are other companies, such as third-party supply chain services providers, that offer planning services that may compete with our solutions. We believe these vendors, including our customer Penske Logistics, may also be potential users of our solutions as they look to expand their supply chain planning capabilities.

Professional Services

Implementation Methodology

      We use an implementation methodology called the “Optimal Performance Path.” Our methodology consists of an end-to-end framework that enables our customers to identify and maximize significant opportunities for business improvement through supply chain planning. We begin the Optimal Performance Path program at the first meeting with each prospective customer and we continue it until our customers have achieved their desired business results. We believe the continuity of our approach helps our customers achieve measurable benefits quickly.

      The initial phase of the Optimal Performance Path process involves a “Value Opportunity Assessment,” which is a formal analysis of the potential improvements in each prospect’s supply chain. Our industry consultants conduct a site visit with the prospect, evaluate current conditions and produce a report that outlines a value proposition specific to each prospect’s business goals. The value proposition specifically identifies achievable financial and operational improvements, including how our solutions will address the business issues, how to proceed with the actual implementation and how to measure the agreed upon performance improvements. By using this approach, we are able to ensure that we understand and agree upon our prospect’s opportunities for improvement as well as the solutions that are necessary to produce the desired results. After the sale is finalized, the opportunities identified in the Value Opportunity Assessment become the benchmark goals for implementation, the second phase of the Optimal Performance Path.

      The implementation phase is designed to achieve rapidly the agreed upon business objectives. We use two teams, an implementation team and a performance team, and the teams work together to achieve the business objectives. The implementation team installs and integrates the software to support the new business processes. The performance team consists of senior management of the customer, our partners and ourselves. The implementation team addresses business issues that may arise in order to keep the implementation on-track. This two-team approach continues until we have achieved the business goals that were agreed upon during the Value Opportunity Assessment. Due to our implementation process, we are capable of rapidly installing our software and producing results quickly.

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

Sales and Marketing

      As of August 31, 2002, our sales and marketing organization consisted of 30 individuals, of whom 22 were based in North America and 8 were based in Europe. Our 10 direct sales representatives are supported by a team of 9 pre-sales consultants for business, product and technical expertise throughout the sales cycle. The majority of our direct sales force is organized by vertical as well as geographical area. Consistent with our strategy to focus on vertical markets, our automotive sales team focuses on the original equipment manufacturers and tier-one automotive suppliers. We may continue to assign some of our sales representatives to additional targeted industries. Our North American sales office is located in Norcross, Georgia and our European sales and marketing office is headquartered in London, England.

      While our software license transactions have principally been the result of direct sales to customers, we intend to continue our initiatives to sell and support our solutions through resellers and distributors in multiple geographic regions. We have established distributor relationships in North America, Latin America and Eastern Europe.

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

Research and Development

      As of August 31, 2002, we employed 45 individuals in our research and development groups located in Clifton Park, New York and Arlington, Virginia, including a core group of operations research specialists focused on new and better technologies for solving supply chain problems. In addition, we have used and may use in the future outside programming resources to supplement our base staff from time to time. We spent $7.6 million on research and development expenses in fiscal 2002, $9.8 million in fiscal 2001 and $10.0 million in fiscal 2000.

      Through investments in internal development we have significantly expanded the scope of our solutions over the past 24 months. Due to the evolving nature of the market, we intend to continue to maintain a high level of investment in development of new solutions and enhancements, either internally or through external sources. Periodically, we undertake advanced development projects, which may be partially or wholly funded by customers that wish to deploy technology that sets them apart from their competition. These projects have led to breakthroughs that emerge as new standard products for the broader market, such as the Inbound Planning Engine which we developed in conjunction with Ford Motor Company.

      We adhere to industry standard methods whenever possible. Our products are built to comply with standards such as J2EE and Microsoft COM. We use industry standard languages such as Java, Microsoft Visual C++ and Visual Basic. We rely on component and object-oriented engineering methodologies to develop our products.

      We believe we are an innovative technology provider in several areas within the supply chain planning market, including product architecture and communications. We use a multi-tier, component based architecture for scalability and ease of deployment. Our architecture separates data, business logic and presentation/communication services to make distribution of the systems across multiple entities easier. All external interfaces with other applications are conducted through applications programming interfaces

(“APIs”). These interfaces allow us to easily connect to legacy applications and web-based business-to-business e-commerce solutions. Along with the industry standards, we use proprietary technology where necessary to provide added value. For example, we have developed our own code generation technology that allows us to rapidly build a large number of APIs which simultaneously support XML and C-based communications.

      Our products operate on a Windows 2000 Server, IBM AIX, HP-UX, or Sun Solaris servers. Not every product is available for all platforms. Users interact with our products via networked PC clients or Browsers. The Oracle Corporation provides relational database support.

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

Employees

      As of August 31, 2002, we had 125 full-time employees, of whom 45 were engaged in research and development, 30 in sales and marketing, 36 in service and support and 14 in finance, administration and operations. None of our employees are represented by a labor union. As of August 31, 2002, we had 107 employees located in North America and 18 employees located in Europe. We believe that our employee relations are satisfactory.

Item 2.     PROPERTIES

      We lease 24,145 square feet of office space for our executive offices in Norcross, Georgia under a lease that expires in January 2006. We also lease office space in Clifton Park, New York; York, Pennsylvania; Arlington, Virginia; London, England; and Gorinchem, Netherlands. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

Item 3.     LEGAL PROCEEDINGS

      We currently are not a party to any litigation that we believe could have a material adverse effect on us or our business.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 29, 2002, after our fiscal year end, we held a special meeting of the shareholders to vote on the adoption and approval of an amendment to our Third Amended and Restated Articles of Incorporation which provided for a one-for-ten reverse split of our common stock. The voting results were as follows:

	For	Against	Abstain

Amend our Third Amended and Restated Articles of Incorporation	26,438,102	191,838	2,800

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On July 29, 2002, following shareholder approval, we effected a one-for-ten reverse split of our common stock. The reverse stock split did not affect the number of authorized shares. No fractional shares of common stock were issued as a result of the reverse stock split. In lieu of receiving fractional shares, shareholders received a cash payment in U.S. dollars equal to such fraction multiplied by the closing price of the common stock as reported on The Nasdaq SmallCap Market on the effective date of the reverse stock split. In addition, each option and warrant to purchase common stock outstanding on the effective date of the reverse stock split was adjusted so that the number of shares of common stock issuable upon their exercise was divided by ten and the exercise price of each option and warrant was multiplied by ten. The number of shares of common stock reserved under our stock option plans and for issuance pursuant to warrants to purchase our common stock were similarly adjusted. If the adjustments to the options and warrants described above resulted in any right to acquire a fractional share of common stock, such fractional share was disregarded and the number of shares of common stock reserved for issuance under the plans and warrants and the number of shares of common stock subject to any such options and warrants became the next lower number of shares of common stock, rounding all fractions downward.

      Our common stock, $0.01 par value per share, trades on The Nasdaq SmallCap Market under the symbol “SYNQ.” We completed our initial public offering on August 14, 2000, at $70.00 per share, restated to reflect the one-for-ten reverse split of our common stock. From August 15, 2000 through the close of business on June 20, 2002, our common stock traded on the Nasdaq National Market under the symbol “SYNQ.” Prior to our initial public offering, there was no public market for our common stock.

      We received a determination letter from Nasdaq dated February 14, 2002, stating that we failed to meet the minimum $1.00 per share requirement for continued inclusion on The Nasdaq National Market under Marketplace Rule 4450(a)(5). On May 10, 2002, we applied to transfer our listing from The Nasdaq National Market to The Nasdaq SmallCap Market. This transfer was approved and became effective on June 21, 2002. On August 15, 2002, we were notified by Nasdaq that we had not regained compliance with the minimum $1.00 bid price per share requirement and, as a result, we did not comply with the requirement for continued listing of our common stock as a Nasdaq SmallCap Market security. On August 22, 2002, we requested a hearing before Nasdaq’s Listing Qualifications Hearing Panel on the minimum bid price issue and were scheduled to appear before Nasdaq on September 26, 2002. In a letter dated September 17, 2002, Nasdaq informed us that it declared us in compliance with the minimum bid price requirement and cancelled our hearing on that issue. In the September letter, Nasdaq indicated its belief that the merger and the private placement together constitute a “reverse merger” as set forth in Nasdaq Marketplace Rule 4330(f). Nasdaq also stated that we do not comply with the net tangible assets/ shareholders’ equity/ market value requirements under Nasdaq Marketplace Rule 4310(c)(2)(B). A hearing on these matters is scheduled before a Nasdaq Listing Qualifications Hearing Panel on October 17, 2002. If Nasdaq determines that the proposed transactions constitute a “reverse merger” under Nasdaq rules, we will be required to meet the initial listing requirements for inclusion on The Nasdaq SmallCap Market rather than the continued listing requirements in order to remain listed. The initial listing requirements are more stringent than the continued listing requirements. If we are not successful in maintaining our listing on The Nasdaq SmallCap Market, our common stock will be quoted on the Nasdaq-sponsored OTC Bulletin Board Service.

      For the periods indicated, the following table sets forth the high and low per share closing prices for our common stock as reported by The Nasdaq National Market through the close of business on June 20,

2002 and by The Nasdaq SmallCap Market subsequent to that date. Prices have been restated to reflect the one-for-ten reverse split of our common stock effected on July 29, 2002.

	High	Low

Fiscal 2002
First Quarter	$27.10	$2.22
(ended September 30, 2001)
Second Quarter	$12.10	$4.10
(ended December 31, 2001)
Third Quarter	$8.40	$4.00
(ended March 31, 2002)
Fourth Quarter	$8.40	$3.50
(ended June 30, 2002)
Fiscal 2001
First Quarter	$131.25	$70.00
(ended September 30, 2000)
Second Quarter	$175.00	$60.00
(ended December 31, 2000)
Third Quarter	$100.63	$40.00
(ended March 31, 2001)
Fourth Quarter	$43.75	$12.50
(ended June 30, 2001)

      On September 16, 2002, the last sale price of our common stock as reported on The Nasdaq SmallCap Market was $1.17 per share, there were 256 holders of record of our common stock and 2,946,797 shares issued and outstanding.

      Except for cash dividends payable in lieu of fractional shares of a preferred stock dividend in connection with our initial public offering, we have never declared or paid any cash dividends on our capital stock. We intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 6.     SELECTED FINANCIAL DATA

      The following selected financial data are derived from the consolidated financial statements of SynQuest, Inc. which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with our consolidated financial statements, related notes, and other financial information included herein. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

     Reclassification

      Certain amounts reported in the prior year financial statements have been reclassified to conform to the current financial statement presentation. All common share and per share data for all periods prior to the effective date of the reverse stock split has been restated to reflect the one-for-ten reverse split of our common stock effected on July 29, 2002.

	Fiscal Year Ended June 30,

	1998	1999	2000	2001	2002

	(In thousands, except share data)
Statement of Operations Data:
Revenues:
Software license fees	$10,392	$10,521	$13,181	$15,617	$8,906
Services	8,014	12,760	12,034	16,708	12,311

Total revenue	18,406	23,281	25,215	32,325	21,217
Operating expenses:
Cost of license fees	524	576	497	493	638
Cost of services	6,714	9,308	7,535	8,849	5,937
Research and development	9,368	10,179	10,002	9,839	7,601
Sales and marketing	9,485	13,731	14,351	19,162	11,956
General and administrative	4,357	5,603	5,967	7,462	5,379
Restructuring costs	—	—	—	—	1,551

Total operating expenses	30,448	39,397	38,352	45,805	33,062

Operating loss	(12,042)	(16,116)	(13,137)	(13,480)	(11,845)
Other income (expense):
Interest expense	(3,539)	(3,526)	(2,723)	(417)	(34)
Interest income and other	52	82	87	1,064	222

Total other income (expense)	(3,487)	(3,444)	(2,636)	647	188

Loss before income taxes	(15,529)	(19,560)	(15,773)	(12,833)	(11,657)

Net loss	(15,529)	(19,560)	(15,773)	(12,833)	(11,657)
Accretion of redeemable preferred stock	(1,833)	(2,534)	(3,659)	(820)	—

Net loss attributable to common stock	$(17,362)	$(22,094)	$(19,432)	$(13,653)	$(11,657)

Basic and diluted net loss per common share	$(139.75)	$(152.12)	$(125.84)	$(5.32)	$(3.96)

Weighted average number of shares used in computing basic and diluted net loss per common share	124,238	145,236	154,426	2,567,400	2,946,631

Pro forma basic and diluted net loss per common share (unaudited)(1)			$(8.79)	$(4.83)

Weighted average number of common shares used in computing pro forma basic and diluted net loss per common share (unaudited)			2,211,446	2,825,289

(1)	The computation of pro forma basic and diluted net loss per common share reflects the August 2000 conversion of the following into shares of common stock at the restated initial public offering price of $70.00 per share, less underwriting discounts and commissions: (a) all outstanding redeemable preferred stock, plus accrued and unpaid dividends; (b) outstanding subordinated promissory notes, held by Warburg Pincus LLC (“Warburg Pincus”) in the aggregate principal amount of $15.0 million, plus accrued interest; and (c) the cashless exercise by Warburg Pincus of all of its warrants. The restated 575,000 shares of common stock sold in connection with the initial public offering are included in pro forma basic and diluted net loss per common share subsequent to their date of sale.

	As of June 30,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Cash and marketable securities	$900	$638	$457	$16,215	$4,995
Working capital (deficit)	(35,012)	(22,423)	(36,218)	10,053	(453)
Total assets	9,844	11,656	8,923	22,169	9,771
Long-term debt, less current portion	224	266	163	94	49
Redeemable and convertible preferred stock	22,051	57,256	60,916	—	—
Shareholders’ equity (deficit)	(55,411)	(77,523)	(94,414)	12,417	833

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Trends and Developments

     Proposed Merger and Private Placement

      On August 30, 2002, we entered into a merger agreement with Viewlocity, pursuant to which Viewlocity will be merged with and into us. As consideration for the merger, we will issue a total of 2,946,867 shares of our common stock to Viewlocity’s series F preferred stockholders. Holders of other classes and series of Viewlocity capital stock will receive nominal cash consideration in the merger.

      In addition, we entered into an amended and restated stock purchase agreement dated as of September 20, 2002, with our majority shareholder, Warburg, certain stockholders of Viewlocity and several new investors, who are referred to collectively as the “purchasers.” Pursuant to the stock purchase agreement, we will issue up to 13.2 million shares of our newly created series A preferred stock to the purchasers in a private placement at a price of $2.50 per share, for total consideration between $27.5 million and $33.0 million consisting of cash or the conversion of outstanding loans by the purchasers to us or Viewlocity. Purchasers have subscribed for 11 million shares of series A preferred stock for total consideration of up to $27.5 million, under the stock purchase agreement. Up to an additional 1 million shares of series A preferred stock for total consideration of $2.5 million, may be issued under the stock purchase agreement to existing purchasers or other persons if agreed by us and a majority-in-interest of the purchasers. If purchasers extend additional bridge loans prior to closing, up to an additional 1.2 million shares of series A preferred stock could be issued under the stock purchase agreement upon conversion of up to $3 million of such additional loans. The proceeds of the private placement will be used for debt repayment, working capital and general corporate purposes.

      Completion of the merger and the private placement are subject to satisfaction of customary closing conditions. We currently anticipate that the transactions will be completed by December 31, 2002.

      Warburg and Timothy Harvey, our president, have executed voting agreements pursuant to which they have agreed, subject to the terms and conditions of the voting agreements, to vote all of their shares of our common stock in favor of the merger, the private placement and any other matter necessary to effect the merger and the private placement. The shares subject to the voting agreements represent in the aggregate slightly more than 50% of the outstanding voting power of our common stock and are sufficient to approve the merger and the private placement.

      The terms of the series A preferred stock are described below:

•	The series A preferred stock is convertible into common stock at any time at a ratio of one share of common stock for each share of series A preferred stock converted, subject to adjustments for stock splits and other customary events.

•	Dividends on the series A preferred stock will accrue at a rate of 7% per year and are cumulative.

•	We will not declare or pay out any cash dividends during the two-year period following the closing.

•	Except as described below, the series A preferred stock has priority over the common stock in any liquidation, dissolution or winding up of us, and in connection with allocation of proceeds in any merger, acquisition, sales of all or substantially all of our assets, or similar major corporate transactions (other than certain qualified public offerings) (collectively referred to as a “liquidation event”). In the event of a liquidation event, holders of the series A preferred stock will be entitled to receive $2.50 per share and an additional amount such that the holders will receive a total return equal to a 15% internal rate of return (including dividends) per year compounded annually. Notwithstanding the series A preferred stock priority, in connection with any such liquidation event, the holders of common stock will be entitled to receive 8% of the proceeds available to our shareholders (pro rata, in accordance with share ownership) until the series A preferred stock liquidation preference is satisfied. After the series A preferred stock liquidation preference is satisfied, the remaining proceeds will be distributed to the holders of the common stock.

•	Generally, shares of series A preferred stock vote as one class with the common stock on an as-converted to common basis.

•	The initial conversion rate of series A preferred stock to common stock is one to one, subject to adjustment in certain circumstances. Shares of series A preferred stock are convertible to common stock at any time at the option of the holder. Shares of series A preferred stock will be automatically converted to common stock upon (i) a public offering of common stock meeting certain thresholds, (ii) the vote of two-thirds of the then outstanding shares of series A preferred stock, or (iii) the common stock attaining a $10.00 closing price for 100 of 120 trading days. The series A preferred stock is not redeemable.

      In addition to customary closing conditions, the obligations of the investor group to close the private placement are conditioned upon (i) certain of our liabilities remaining below a specified level as of September 30, 2002 and (ii) the combined revenue of us and Viewlocity for the three-month period ending September 30, 2002 exceeding specified minimums.

Reverse Stock Split

      On July 29, 2002, following shareholder approval, we effected a one-for-ten reverse split of our common stock. No fractional shares of common stock were issued as a result of the reverse stock split. In lieu of receiving fractional shares, shareholders received a cash payment in U.S. dollars equal to such fraction multiplied by the closing price of the common stock as reported on The Nasdaq SmallCap Market on the effective date of the reverse stock split. In addition, each option and warrant to purchase common stock outstanding on the effective date of the reverse stock split was adjusted so that the number of shares of common stock issuable upon their exercise was divided by ten and the exercise price of each option and warrant was multiplied by ten. The number of shares of common stock reserved under our stock option plans and for issuance pursuant to warrants to purchase our common stock were similarly adjusted. If the adjustments to the options and warrants described above resulted in any right to acquire a fractional share of common stock, such fractional share was disregarded and the number of shares of common stock reserved for issuance under the plans and warrants and the number of shares of common stock subject to any such options and warrants became the next lower number of shares of common stock, rounding all fractions downward. All common share and per share data for all periods prior to the effective date of the reverse stock split has been restated to reflect the one-for-ten reverse split of our common stock.

Possible Removal from The Nasdaq SmallCap Market

      Effective June 21, 2002, our common stock began trading on The Nasdaq SmallCap Market. We received a determination letter from Nasdaq dated February 14, 2002, stating that we failed to meet the minimum $1.00 per share requirement for continued inclusion on The Nasdaq National Market under Marketplace Rule 4450(a)(5). Accordingly, we applied for a listing transfer to The Nasdaq SmallCap Market. The transfer was approved and became effective on June 21, 2002. On August 15, 2002, we were notified by Nasdaq that we had not regained compliance with the minimum $1.00 bid price per share requirement and, as a result, we did not comply with the requirement for continued listing of our common stock as a Nasdaq SmallCap Market security. On August 22, 2002, we requested a hearing before Nasdaq’s Listing Qualifications Hearing Panel on the minimum bid price issue and were scheduled to appear before Nasdaq on September 26, 2002. In a letter dated September 17, 2002, Nasdaq informed us that it declared us in compliance with the minimum bid price requirement and cancelled our hearing on that issue. In the September letter, Nasdaq indicated its belief that the merger and the private placement together constitute a “reverse merger” as set forth in Nasdaq Marketplace Rule 4330(f). Nasdaq also stated that we do not comply with the net tangible assets/ shareholders’ equity/ market value requirements under Nasdaq Marketplace Rule 4310(c)(2)(B). A hearing on these matters is scheduled before a Nasdaq Listing Qualifications Hearing Panel on October 17, 2002. If Nasdaq determines that the proposed transactions constitute a “reverse merger” under Nasdaq rules, we will be required to meet the initial listing requirements for inclusion on The Nasdaq SmallCap Market rather than the continued listing requirements in order to remain listed. The initial listing requirements are more stringent than the continued listing requirements. If we are not successful in maintaining our listing on The Nasdaq SmallCap Market, our common stock will be quoted on the Nasdaq-sponsored OTC Bulletin Board Service. There can be no assurances that our appeal will be successful, and even if our appeal is successful there can be no assurances that we will regain compliance with the requirements for initial inclusion or continued inclusion, as applicable, or that our stock will continue to be listed on The Nasdaq SmallCap Market.

Liquidity Constraints

      Our revenue stream continues to be strongly impacted by the continued weak economic environment. In the current economic environment, many companies have severely reduced or postponed their capital spending activities. In addition, when companies are able to pursue the licensing of our products, we continue to experience a slowdown in our sales cycles as a result of these companies’ lengthened approval process for entering into software license transactions. Companies are taking additional time to assess and prioritize purchases, as well as requiring additional approvals for such purchases. We believe that these companies still consider our solutions to be important; however, the reduced spending and delays have had the effect of reducing revenue from software license fees. In addition, we also believe that during the past six months our ability to close software license transactions has been negatively impacted by prospect’s concerns about out limited cash to fund operations. We believe that our future software license fees, as well as our ability to predict future revenues, will be negatively impacted as long as companies continue to constrain their software licensing activities.

      In February 2002, we entered into a credit agreement with Warburg Pincus, the beneficial owner of approximately 51% of our outstanding common stock. The credit agreement allows for periodic borrowings up to a maximum of $3 million. Our borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. The credit agreement expires on December 31, 2002. On September 24, 2002, we borrowed $1.5 million under the credit agreement.

      We believe that our existing cash balance, short term investments and cash flow from operations, coupled with the credit agreement with Warburg Pincus, will be sufficient to fund our operations, including our working capital and capital expenditure requirements, until December 31, 2002. While the merger and the private placement, described above, are expected to close before December 31, 2002, there can be no assurances that these transactions will close before December 31, 2002, or that they will ultimately close according to the terms described above. If the transactions do not close and we are unable to make a profit in the near term, we will be unable to fund our future operations.

Restructuring

      During fiscal 2002, we restructured our business operations to more closely align operating expenses with anticipated revenue. In connection with the restructurings, we reduced our global workforce in total by 160 full-time equivalents. The reduction in workforce was achieved through a combination of attrition and 127 involuntary terminations. These restructurings as well as other cost reduction measures put in place during the year are expected to result in an annual savings of approximately $15.8 million. The reductions were across all areas of our business operations. The restructurings resulted in charges of $1,551,624 in fiscal 2002, of which $1,410,900 related to severance and related benefits and $140,724 related to lease termination costs. The reductions occurred during the first, third and fourth quarters of fiscal 2002 and the restructuring charge incurred during each of these quarters was $881,837, $458,564, and $211,223, respectively. Because the restructurings were completed at different times during the year, the total operating expenses for fiscal 2002 do not reflect the full effect of the cost savings from these restructurings nor the level of our operating expenses expected in future periods.

      We believe that these reductions to our cost structure will not affect our ability to capitalize on future opportunities, but will strengthen our financial position and reduce the revenue required for us to become profitable.

Critical Accounting Policies and Use of Estimates

      Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and other items that require management’s estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect the most significant areas involving management’s judgments and estimates. In addition, please refer to Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this annual report for further discussion of our accounting policies.

      Revenue Recognition. Our revenue consists of software license fees and services revenue, including fees for ongoing maintenance and support. Our revenue recognition is in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position Nos. 98-4 and 98-9, and SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.” We recognize software license revenue when all of the following conditions have been met: a signed license contract is obtained, shipment of the product has occurred, the license fee is fixed and determinable, and collectibility is probable. For software licenses which result from resellers or distributors sublicensing our products to end users, we do not recognize software license revenue until our products are licensed to the final end user and all other conditions for revenue recognition outlined in the previous sentence have been met. Our software arrangements often include multiple elements, each of which is available for sale and is often sold separately. If a software arrangement includes multiple elements, such as multiple software products, specified upgrades, maintenance and support and/or other services, we allocate the total software arrangement fee among each element of the arrangement. We use the residual method, as defined in Statement of Position No. 98-9, to allocate revenue to delivered elements once we have established our objective evidence for the fair value of all undelivered elements. Our objective evidence of fair value for undelivered maintenance and support services is based upon the then-current standard renewal rate for these services and is not discounted. Our objective evidence of fair value for undelivered implementation and training services is based on our then-current hourly rates for such services as they are sold separately and are not discounted. The remaining portion of the arrangement fee is allocated to the licensed software products. As a result, all discounts negotiated with our customers in multiple element arrangements are reflected as discounts to the delivered elements of the arrangement, which have typically been software license fees.

      Our implementation and training services are typically delivered on a time-and-materials basis or occasionally on a fixed-price basis. We recognize revenue from the services delivered on a time-and-materials basis as the services are performed. Revenue from fixed-price arrangements is recognized using a percentage-of-completion method based upon the cost incurred to date as a percentage of the total expected cost. Recognized revenue is subject to revisions as the contract progresses to completion. Revisions to recognized revenue as a result of changes in the total estimated cost are charged or credited to income in the period in which the facts that give rise to the revision become known. Out-of-pocket expenses incurred by our personnel performing professional services are included in our cost of services. These costs are generally reimbursed by the customer and such reimbursements are included in services revenue. Implementation and training services are generally completed four to twelve months following execution of the license contract. However, implementations for customers licensing multiple products for numerous locations may take place over a longer period of time.

      Post-contract customer support services include telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. The revenue from our maintenance and support services is recognized ratably over the term of the maintenance and support contract, which is generally 12 months.

      Allowance for Doubtful Accounts. We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience of write-offs of uncollectible accounts and any specific customer collection issues that we have identified. While such credit losses have historically been within management’s estimates, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Changes in our assumptions and estimates could result in significantly different results than those recorded in the financials statements and would have the effect of reducing or increasing our future profits in the period in which the estimate is revised.

      Capitalized Computer Software Costs. In accordance with Statement of Financial Accounting Standards No. 86, we expense software development costs as incurred until technological feasibility of the software is determined and the recovery of the cost can reasonably be expected, after which any additional costs are capitalized. To date, we have expensed all software development costs because development costs incurred subsequent to the establishment of both technological feasibility and the reasonable expectation of cost recovery have been minimal. However, if in the future significant development costs were incurred for a given product subsequent to technological feasibility of the software such costs would be capitalized and reported at the lower of the unamortized cost or net realizable value. Capitalized costs would be amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

      Other Estimates. Our financial statements also include accruals and reserves for other liabilities incurred as a result of our normal ongoing operations. These accruals may require the use of estimates and judgment in regards to the ultimate liability. These estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in our assumptions and estimates could result in significantly different results than those recorded in the financials statements and would have the effect of reducing or increasing our future profits in the period in which the estimate is revised.

      Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a full valuation allowance against our deferred tax assets.

Overview of Business Operations

      We specialize in providing supply chain planning solutions that enable companies with complex supply chains to simultaneously improve their profits and customer service. Our solutions are designed for automotive and industrial companies that have a large combination of products or parts, plants, warehouses, transport modes and suppliers, and that need to meet diverse customer requirements. Our solutions address supply chain planning problems as business process problems that are optimally solved only when all the relevant financial and operational implications of the problems are adequately considered across the business process. While other products simply define supply chain problems as operational flow problems, or as financial problems for functional silos, such as inventory or transportation, our solutions define supply chain problems as financial problems and derive operational flow as a result of the best financial solution for the entire business process.

      Our fiscal year end is June 30. We generate revenues from two principal sources:

•	license fees derived from software products and

•	professional services fees and maintenance and support fees derived from consulting, implementation, training and maintenance services and other technical support related to our software products.

      Software License Fees. Customers typically pay a one-time fee for a perpetual license to use our software products. The amount of the fee is based on the number of licensed business units, sites, users and products. We require a written software license contract that typically provides for an initial payment upon execution of the license contract, followed by one or more periodic payments on dates specified in the contract. Payments are required to be made within one year of the contract date. Our initial software license arrangements with customers typically provide the first year of maintenance and support services for a fee. We often negotiate contracts for specific implementation and training services following the initial license contract.

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

      The sales cycle for our products is typically six to twelve months. Software license revenues for a particular period are substantially dependent on orders received in that period. Furthermore, we have experienced, and expect to continue to experience, significant variation in the size of individual licensing transactions. Generally we ship our software products within a few days after receipt of a contract therefore we typically do not have a material backlog of unfilled software orders and license fees revenue in any quarter is generally substantially dependent on orders received and shipped in that quarter.

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

      Cost of License Fees. Our cost of license fees includes finder fees which we pay to third parties for providing us with customer leads and sublicense fees paid by us to third parties for the third parties’ software which we have licensed along with our products. In addition, we are obligated to pay royalties to a third party on software license fees generated from our Inbound Planning Engine product within our suite of software solutions. Future licenses of our Inbound Planning Engine product could have the effect of continuing to increase the cost of license fees over historical levels both in dollars and as a percentage of total revenue.

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

Results of Operations

      The following table sets forth selected statement of operations data expressed as a percentage of our total revenue for the respective periods.

	Fiscal Year Ended June 30,

	2000	2001	2002

Revenue:
Software license fees	52.3%	48.3%	42.0%
Services	47.7	51.7	58.0

Total revenue	100.0	100.0	100.0
Operating expenses:
Cost of license fees	2.0	1.5	3.0
Cost of services	29.9	27.4	28.0
Research and development	39.7	30.4	35.8
Sales and marketing	57.0	59.3	56.4
General and administrative	23.6	23.1	25.4
Restructuring costs	—	—	7.3

Total operating expenses	152.2	141.7	155.9

Operating loss	(52.2)	(41.7)	(55.9)
Other income (expense):
Interest expense	(10.8)	(1.3)	(0.2)
Interest income and other	0.4	3.3	1.0

Total other income (expense)	(10.4)	2.0	0.8

Loss before income taxes	(62.6)	(39.7)	(55.1)

Net loss	(62.6)%	(39.7)%	(55.1)%

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

      Software License Fees Revenue. Revenue from software license fees decreased 43.0% to $8.9 million in fiscal 2002 from $15.6 million in fiscal 2001. During the last six months of fiscal 2001 and throughout fiscal 2002, many companies severely reduced or postponed their capital spending activities. In addition, when companies were able to pursue the licensing of our products, we experienced a slowdown in our sales cycles as a result of these companies’ lengthening approval processes for entering into software license transactions. Companies are taking additional time to assess and prioritize purchases, as well as obtaining additional approvals for such purchases. We believe that these companies still consider purchases of our software products to be important; however, the reduced spending and delays have had the effect of reducing our revenue from software license fees. We believe that our future software license fees will be negatively impacted as long as companies continue to constrain their software licensing activities in light of the weak economy. In addition, we also believe that during the past six months our ability to close software license transactions has been negatively impacted by prospects’ concerns about our liquidity. As a result of the decline in software license fees during fiscal 2002, revenue from software license fees as a percentage of total revenue decreased to 42.0% in fiscal 2002 from 48.3% in fiscal 2001.

      Services Revenue. Revenue from services decreased 26.3% to $12.3 million in fiscal 2002 from $16.7 million in fiscal 2001. The decrease in revenue from services resulted primarily from the decline in new software license contracts closed during the last six months of fiscal 2001 and throughout fiscal 2002. Despite the decrease in services revenue, as a percentage of total revenue, revenue from services increased to 58.0% in fiscal 2002 from 51.7% in fiscal 2001 as a result of the decrease in revenue from software license fees.

      Total Revenue. Total revenue decreased 34.4% to $21.2 million in fiscal 2002 from $32.3 million in fiscal 2001.

      Cost of License Fees. Cost of license fees increased 29.4% to $638,000 in fiscal 2002 from $493,000 in fiscal 2001. The increase resulted primarily from an approximate $347,000 increase in royalties paid to a third party on software license fees generated from our Inbound Planning Engine product during fiscal 2002. These royalties to the third party were not significant in fiscal 2001. The increase in royalties paid to the third party in fiscal 2002 was partially offset by a decrease in sub-license fees paid by us to third parties for the third parties’ software which we licensed along with our products as well as a decrease in finder fees paid to third parties for providing us with customer leads. As a percentage of software license fees revenue, costs of license fees increased to 7.2% in fiscal 2002 from 3.2% in fiscal 2001 as a result of the decrease in revenue from software license fees coupled with the increase in cost of license fees. Future licenses of our Inbound Planning Engine product could have the effect of continuing to increase the cost of license fees over historical levels both in dollars and as a percentage of total revenue.

      Cost of Services. Cost of services decreased 32.9% to $5.9 million in fiscal 2002 from $8.8 million in fiscal 2001. Despite the decrease in services revenue, the cost of services decreased as a percentage of services revenue to 48.2% in fiscal 2002 from 53.0% in fiscal 2001, which resulted in an increase in services margin to 51.8% in fiscal 2002 from 47.0% in fiscal 2001. The decrease in the dollar amount of cost of services was primarily the result of the decreased cost of personnel and their related costs, such as travel and general office expenses, as a result of the restructurings as well as the decreased use of higher cost third-party consultants for implementation services.

      Research and Development. Research and development expenses decreased 22.7% to $7.6 million in fiscal 2002 from $9.8 million in fiscal 2001. This decrease was primarily due to a decrease in the number of personnel engaged in research and development activities and their related costs, such as compensation, travel and general office expenses, as a result of the restructurings as well as our decreased use of third-party contractors for specific development projects. Despite the decrease in research and development expenses, as a percentage of total revenue these costs increased to 35.8% in fiscal 2002 from 30.4% in fiscal 2001 as a result of the decrease in total revenue.

      Sales and Marketing. Sales and marketing expenses decreased 37.6% to $12.0 million in fiscal 2002 from $19.2 million in fiscal 2001. As a result of the restructurings, the number of personnel involved in sales and marketing activities and their related costs, such as compensation, travel and general office expenses, decreased which accounted for approximately $5.1 million of this reduction in cost. Sales and marketing expenses also decreased approximately $2.1 million due to reduced advertising and promotional spending as a result of our shift from more expensive brand awareness programs to more focused lead generation marketing activities. Despite the significant decrease in sales and marketing expenses, as a percentage of total revenue these costs decreased slightly to 56.4% in fiscal 2002 compared to 59.3% for fiscal 2001 as a result of the decrease in total revenue.

      General and Administrative. General and administrative expenses decreased 27.9% to $5.4 million in fiscal 2002 from $7.5 million in fiscal 2001. This decrease was primarily due to a $986,000 reduction in personnel costs and general corporate expenses as a result of reduced business activity coupled with the restructurings and a $358,000 reduction in our estimated sales tax liability primarily related to our software license fees. In addition, based upon an analysis of accounts receivable, lower past due balances as well as successful collection of certain accounts, we reduced our allowance for doubtful accounts during fiscal 2002, resulting in a reduction in general and administrative expenses of approximately $341,000 compared to a provision for doubtful accounts included in general and administrative expenses in fiscal 2001 of approximately $398,000. Despite the decrease in total general and administrative expenses, as a percentage of total revenue these costs increased to 25.4% for fiscal 2002 from 23.1% for fiscal 2001 as a result of the decrease in total revenue.

      Restructuring Costs. During fiscal 2002, we restructured our business operations several times to more closely align operating expenses with anticipated revenue. In connection with the restructurings, we reduced our global workforce in total by 160 full-time equivalents. The reduction in workforce was achieved through a combination of attrition and 127 involuntary terminations. The restructurings resulted in a charge of $1,551,624 in fiscal 2002 to cover costs related to the workforce reduction, of which $1,410,900 related to severance and related benefits and $140,724 related to lease termination costs. Because the restructurings were completed at different times during the year, the total operating expenses for fiscal 2002 do not reflect the full effect of the cost savings from these restructurings nor the level of our operating expenses expected in future periods. On an annualized basis, these restructurings as well as other cost reduction measures put in place during the year are expected to reduce total operating expenses by approximately $15.8 million.

      Operating Loss. As a result of the above factors, our operating loss decreased 12.1% to $11.8 million in fiscal 2002 from $13.5 million in fiscal 2001.

      Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was $188,000 of income in fiscal 2002 compared with $647,000 of income in fiscal 2001. Interest expense decreased to ($34,000) in fiscal 2002 from ($417,000) in fiscal 2001 due to lower average borrowings resulting from the use of a portion of the net proceeds from our initial public offering of common stock to repay in full the outstanding indebtedness under our line of credit during the three months ended September 30, 2000. Interest income decreased to $222,000 in fiscal 2002 from $1.1 million in fiscal 2001 primarily as a result of the decreased level of investment in government short-term marketable securities as well as the decline in interest income rates.

      Income Taxes. During fiscal 2002 and 2001, we reported losses for both financial reporting and income tax purposes. As a result, we made no provision for income taxes in either period. At the end of fiscal 2002, we had net operating loss carryforwards of approximately $99.0 million and tax credits of approximately $1.5 million that expire principally in years 2003 through 2017. Total net operating loss carryforwards at June 30, 2002, include approximately $16.7 million of net operating losses related to our foreign operations the majority of which may be carried forward indefinitely.

      Net Loss. As a result of the above factors, our net loss decreased 9.2% to $11.7 million in fiscal 2002 compared to $12.8 million in fiscal 2001.

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

      However, during the last six months of fiscal 2001, many companies severely reduced or postponed their capital spending activities. In addition, when companies were able to pursue the licensing of our products, we experienced a slowdown in our sales cycles as a result of these companies’ lengthening approval processes for entering into software license transactions. Companies are taking additional time to assess and prioritize purchases, as well as obtaining additional approvals for such purchases. We believe that these companies still consider these purchases to be important; however, the reduced spending and delays have had the effect of reducing revenue from software license fees. We believe that our future software license fees will be negatively impacted as long as companies continue to constrain their software licensing activities in light of the weak economy.

      Services Revenue. Revenue from services increased 38.8% to $16.7 million in fiscal 2001 from $12.0 million in fiscal 2000. The increase in revenue from services resulted primarily from the growth in new license contracts during the first six months of fiscal 2000. Although revenue from services increased in fiscal 2001 compared with fiscal 2000, the decline in new license fee contracts during the last six months of fiscal 2001 negatively affected services revenue during at least the first half of fiscal 2002. In addition, we believe the use of third-party software implementation providers as lead sources reduced our implementation services revenue from customers referred to us by these implementation service providers during fiscal 2001. As a percentage of total revenue, revenue from services increased to 51.7% in fiscal 2001 from 47.7% in fiscal 2000 as a result of the decrease in revenue from software license fees during the last six months of fiscal 2001.

      Total Revenue. Total revenue increased 28.2% to $32.3 million in fiscal 2001 from $25.2 million in fiscal 2000.

      Cost of License Fees. Cost of license fees were $493,000 in fiscal 2001 which was approximately equal to the $497,000 in fiscal 2000. We are obligated to pay royalties to a third party on software license fees generated from our Inbound Planning Engine product which is included in our cost of license fees. While these royalties were not significant in fiscal 2001, future licenses of our Inbound Planning Engine product will increase the future cost of license fees over historical levels both in dollars and as a percentage of total revenue. As of June 30, 2000, we had fully amortized software acquired through business acquisitions and, as a result, our cost of license fees no longer includes amortization expense associated with these assets. As a percentage of software license fees revenue, costs of license fees decreased slightly to 3.2% in fiscal 2001 from 3.8% in fiscal 2000 primarily as a result of the increase in revenue from software license fees.

      Cost of Services. Cost of services increased 17.4% to $8.8 million in fiscal 2001 from $7.5 million in fiscal 2000. The increase in the dollar amount of cost of services is primarily the result of an increase in the number of employees engaged in implementation, training and customer support services partially offset by the decreased use of higher cost third-party consultants for implementation services. In spite of the increase in cost of services during fiscal 2001, as a percentage of services revenue, the cost of services decreased to 53.0% in fiscal 2001 from 62.6% in fiscal 2000. This decrease in the cost of services resulted in an increase in our services margin to 47.0% in fiscal 2001 from 37.4% in fiscal 2000. The improvement in services margin is primarily due to our decreased use of higher cost third-party consultants for implementation services as well as an increase in our billable employee utilization.

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

      General and Administrative. General and administrative expenses increased 25.0% to $7.5 million in fiscal 2001 from $6.0 million in fiscal 2000. This increase was the result of higher costs associated with the increase in our infrastructure to support our anticipated growth as well as additional costs related to being a publicly held company, partially offset by a decrease in our provision for doubtful accounts included in general and administrative expenses. This decrease in our provision reflected the lower software license fees during the last six months of fiscal 2001 which resulted in a decline in our accounts receivable balance at June 30, 2001. In addition, the decrease reflected an additional provision in fiscal 2000 as a result of management’s concern over the collectibility of certain amounts from one of our European customers. Despite the increase in total general and administrative expenses, as a percentage of total revenue these costs increased only slightly to 23.1% for fiscal 2001 from 23.6% for fiscal 2000 as a result of the increase in total revenue.

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

      Income Taxes. During fiscal 2001 and 2000, we reported losses for both financial reporting and income tax purposes. As a result, we made no provision for income taxes in either period.

      Net Loss. As a result of the above factors, our net loss decreased 18.6% to $12.8 million in fiscal 2001 compared to $15.8 million in fiscal 2000.

Unaudited Quarterly Results of Operations Data

      The following tables contain quarterly financial information. The unaudited consolidated quarterly financial statements have been prepared on substantially the same basis as the audited consolidated financial statements contained in this annual report. They include all adjustments, consisting only of normal recurring accruals that we consider necessary to present fairly this information when read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this annual report. All common share and per share data for all periods prior to the effective date of the reverse stock split has been restated to reflect the one-for-ten reverse split of our common stock effective July 29, 2002.

	Quarter Ended

	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2000	2000	2001	2001

	(In thousands, except share and per share data)
Revenue:
Software license fees	$5,665	$6,064	$2,581	$1,307
Services	3,514	4,543	4,376	4,275

Total revenue	9,179	10,607	6,957	5,582
Operating expenses:
Cost of license fees	182	218	54	39
Cost of services	1,795	2,371	2,273	2,410
Research and development	2,284	2,494	2,408	2,653
Sales and marketing	4,460	4,716	4,529	5,457
General and administrative	1,848	1,971	1,912	1,731

Total operating expenses	10,569	11,770	11,176	12,290

Operating loss	(1,390)	(1,163)	(4,219)	(6,708)
Other income (expense):
Interest expense	(386)	(12)	(10)	(9)
Interest income and other	191	375	312	186

Total other income (expense)	(195)	363	302	177

Loss before income taxes	(1,585)	(800)	(3,917)	(6,531)

Net loss	(1,585)	(800)	(3,917)	(6,531)
Accretion of redeemable convertible preferred stock	(820)	—	—	—

Net loss attributable to common stock	$(2,405)	$(800)	$(3,917)	$(6,531)

Basic and diluted net loss per common share	$(1.58)	$(0.28)	$(1.34)	$(2.22)

Weighted average number of shares used in computing basic and diluted net loss per common share	1,522,636	2,889,894	2,929,335	2,943,846

	Quarter Ended

	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2001	2001	2002	2002

	(In thousands, except share and per share data)
Revenue:
Software license fees	$4,230	$400	$2,081	$2,195
Services	3,184	3,206	3,007	2,914

Total revenue	7,414	3,606	5,088	5,109
Operating expenses:
Cost of license fees	219	3	160	256
Cost of services	1,672	1,493	1,444	1,328
Research and development	2,418	2,025	1,659	1,499
Sales and marketing	4,764	2,624	2,354	2,214
General and administrative	1,715	1,324	1,092	1,248
Restructuring costs	882	—	458	211

Total operating expenses	11,670	7,469	7,167	6,756

Operating loss	(4,256)	(3,863)	(2,079)	(1,647)
Other income (expense):
Interest expense	(14)	(8)	(7)	(5)
Interest income and other	101	71	26	24

Total other income (expense)	87	63	19	19

Loss before income taxes	(4,169)	(3,800)	(2,060)	(1,628)

Net loss attributable to common stock	$(4,169)	$(3,800)	$(2,060)	$(1,628)

Basic and diluted net loss per common share	$(1.42)	$(1.29)	$(0.70)	$(0.55)

Weighted average number of shares used in computing basic and diluted net loss per common share	2,945,932	2,946,867	2,946,867	2,946,867

      Our quarterly operating results have varied in the past and may vary significantly in the future depending on many factors including:

•	general economic conditions;

•	customer budget constraints;

•	the volume of orders;

•	the mix of products sold;

•	competitor activities; and

•	changes in strategic relationships.

      Historically, we have experienced large individual license transactions, which can cause substantial variances in quarterly license fees revenue. In addition, we typically enter into a significant portion of our new license contracts in the last two weeks of the quarter. Furthermore, we believe that the purchase of our products is relatively discretionary and generally involves a significant commitment of capital. As a result, the downturn in the economy that started over 18 months ago has caused customers to defer purchases of our products. During the last six months of fiscal 2001 and throughout fiscal 2002, many companies severely reduced or postponed their capital spending activities. In addition, when companies were able to pursue the licensing of our products, we experienced a slowdown in our sales cycles as a result of these companies’ lengthening approval processes for entering into software license transactions. We believe that these companies still consider purchases of our software products to be important; however, the reduced spending and delays have had the effect of reducing our revenue from software license fees.

      Generally we ship our software products within a few days after receipt of a contract therefore we typically do not have a material backlog of unfilled software orders and license fees revenue in any quarter is generally substantially dependent on orders received and shipped in that quarter.

      A substantial portion of our operating expense level, particularly personnel costs, is based in part on our expectations as to future revenue. As a result, we believe that our quarterly expenses and operating results likely will vary significantly in the future as we add or reduce costs to more closely align them with expected future revenues. Therefore, period-to-period comparisons of our operating results may not be meaningful and, in any event, such comparisons should not be relied upon as indicators of future performance.

      During the first six months of fiscal 2001, our software license fees increased as a result of the continued increase in market awareness of the benefits that may be derived from deploying our software solutions, the introduction of new and enhanced products, the expansion of our sales force as well as increased marketing activities aimed at increasing brand awareness. However, beginning in the last six months of fiscal 2001 and continuing throughout fiscal 2002, revenue from software license fees declined as a result of prolonged sales cycles and significant delays in customer purchase decisions arising from the weak economy. Software license fees increased in the quarter ended September 30, 2001 as a result of a multi-million dollar license transaction in that quarter. As a result of the reduced software license fees over the last 18 months, implementation services revenue has declined almost steadily since the quarter ended December 31, 2000.

      As a result of an analysis of accounts receivable, lower past due balances as well as successful collection of certain accounts, we reduced our allowance for doubtful accounts during the quarters ended December 31, 2001, March 31, 2002 and June 30, 2002, resulting in a reduction in general and administrative expenses in those quarters of approximately $49,000, $137,000 and $181,000, respectively, partially offset by an increase in our provision for doubtful accounts of approximately $26,000 during the quarter ended September 30, 2001. In addition, as a result of an analysis of our potential sales tax liability primarily related to our software license fees, we reduced our estimated sales tax liability during the quarters ended December 31, 2001, March 31, 2002 and June 30, 2002, resulting in a reduction in general and administrative expenses in those quarters of approximately $200,000, $150,000 and $8,000, respectively.

      Prior to the first quarter of fiscal 2002, our operating expenses increased in anticipation of future growth and increased revenue. Beginning in the quarter ended September 30, 2001, our operating expenses decreased as a result of the restructurings and cost reduction measures put in place to more closely align our operating expenses with anticipated revenue. As a result of the restructurings, we recorded a charge during the first, third and fourth quarters of fiscal 2002 of approximately $882,000, $458,000 and $211,000, respectively. The reductions were across all areas of our business operations. The restructurings were done at different times during the year; therefore, the total operating expenses for any given quarter in fiscal 2002 is not indicative of the level of our operating expenses subsequent to the restructurings and should not be relied upon as indicators of future performance. Interest expense declined in the quarters subsequent to September 30, 2000 as a result of the repayment in full of the outstanding indebtedness under our line of credit during that quarter with a portion of the net proceeds from our IPO. Interest income and other has decreased primarily as a result of the decreased level of investment in government short-term marketable securities as well as the decline in interest income rates.

Liquidity and Capital Resources

      Historically, we have financed our operations and our capital expenditures primarily through funds generated from operations, sales of our preferred stock and borrowings from Greyrock Capital and Warburg Pincus, our principal shareholder. In August 2000, we completed the initial public offering of our common stock and received proceeds, net of underwriting discounts and commissions, of approximately $37.4 million. Approximately $10.5 million of the net proceeds were used to repay the outstanding balance of our line of credit with Greyrock Capital. This line of credit terminated on December 31, 2000. We are using the remainder of the net proceeds from our initial public offering for working capital, including funding of operating losses and other general corporate purposes.

      During February 2002, we entered into a credit agreement with Warburg Pincus, the beneficial owner of approximately 51% of our outstanding common stock. The credit agreement allows for periodic borrowings up to a maximum of $3 million. Our borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. Interest on outstanding borrowings accrues at the prime rate plus 2% per annum, adjusted biannually from the date of issuance. Borrowings under the credit agreement will be senior to any other Company debt and substantially all of our assets have been pledged as collateral under the credit agreement. The credit agreement expires on December 31, 2002. As of June 30, 2002, no amounts were or had been outstanding under the credit agreement. At June 30, 2002, our primary sources of liquidity consisted of $1.8 million of government short-term marketable securities, cash totaling approximately $3.2 million, and the $3 million credit agreement with Warburg Pincus.

      We believe that our existing cash balance, short term investments and cash flow from operations, coupled with the credit agreement with Warburg Pincus, will be sufficient to fund our operations, including our working capital and capital expenditure requirements, until December 31, 2002. While the merger and the private placement are expected to close before December 31, 2002, there can be no assurances that these transactions will close before December 31, 2002, or that they will ultimately close according to the terms described above. If the transactions do not close and we are unable to make a profit in the near term, we will be unable to fund our future operations.

      Cash used in our operating activities was $10.9 million in fiscal 2002 compared to $12.7 million in fiscal 2001. The cash used in our operating activities during fiscal 2002 resulted primarily from our net loss of $11.7 million (which included $1.6 million of restructuring costs), a $1.1 million decrease in accrued expenses, and a $788,000 decrease in accounts payable, partially offset by a $1.0 million increase in deferred revenue, $1.4 million in depreciation and amortization expense, and a $206,000 increase in accounts receivable. The decrease in accrued expenses resulted from reductions in accrued bonuses, our provision for sales tax liability, and accrued advertising and promotional expense as well as other general accrued expenses. The decrease in accounts payable resulted from the decline in trade payables as a result of reduced business activity. The increase in deferred revenue resulted primarily from renewals of maintenance and support during the quarter ended June 30, 2002 as well as new maintenance and support contracts from software license transactions closed during the quarter ended June 30, 2002. The increase in net accounts receivable resulted primarily from a reduction in our allowance for doubtful accounts as a result of an analysis of accounts receivable, lower past due balances as well as successful collection of certain accounts partially offset by a decrease in our gross accounts receivable which resulted from both a decline in revenue as well as improved collections. The cash used in operating activities during fiscal 2001 resulted primarily from our net loss of $12.8 million and a $3.9 million decrease in deferred revenue, partially offset by a $2.1 million decrease in accounts receivable and $1.4 million in depreciation and amortization expense. The decrease in accounts receivable resulted primarily from the decline in new software license contracts during the last six months of fiscal 2001 as well as from improved payment terms on our software license agreements and cash receipt collections. The decrease in deferred revenue resulted from the recognition of revenue in fiscal 2001 related to certain license contracts closed during the quarter ended June 30, 2000, for which the revenue was deferred as the products had not been shipped as of June 30, 2000.

      Cash provided by our investing activities was approximately $13.1 million in fiscal 2002 compared to cash used in our investing activities of $16.4 million in fiscal 2001. During fiscal 2002, the cash provided by investing activities was used primarily to fund our operating losses. During fiscal 2001 we invested the net proceeds received from our IPO in interest-bearing securities of the U.S. government or its agencies. At June 30, 2002, our investment in government marketable securities was $1.8 million. In addition, during fiscal 2002, approximately $172,000 of the cash used in investing activities was for purchases of computer hardware and software as well as furniture and fixtures, compared to $1.3 million of cash used for purchases of similar assets during fiscal 2001.

      Cash used in our financing activities amounted to approximately $173,000 in fiscal 2002 compared to cash provided by our financing activities of approximately $29.8 million in fiscal 2001. During fiscal 2001, approximately $37.4 million was provided from the initial public offering of our common stock, net of underwriting discounts and commissions. Approximately $10.5 million of the net proceeds from our initial public offering were used to repay the outstanding balance of our line of credit and $1.3 million was used to pay costs associated with the initial public offering. Net of borrowings, the line of credit was reduced in fiscal 2001 by $7.6 million. Also, during fiscal 2001, approximately $1.5 million was provided from the issuance of common stock under stock option plans.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS No. 141”), “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS No. 141 effective July 1, 2001, which has not had a material impact on our financial statements. We will adopt the provisions of SFAS No. 142 effective July 1, 2002, and as we currently do not have any goodwill or intangible assets recorded on our balance sheet, we do not expect that the adoption of SFAS No. 142 will have a material impact on our financial statements.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s Opinion No. 30 (“APB 30”), Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We will adopt the provisions of SFAS No. 144 effective July 1, 2002, and we do not expect adoption of this standard to have any material impact on our financial statements.

Risk Factors

      The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

Our common stock may be delisted from The Nasdaq SmallCap Market which could negatively affect your ability to sell your common stock.

      We received a letter from Nasdaq dated September 17, 2002, in which Nasdaq indicated its belief that the merger and the private placement together constitute a “reverse merger” as set forth in Nasdaq Marketplace Rule 4330(f). Nasdaq also stated that we do not comply with the net tangible assets/ shareholders’ equity/ market value requirements under Nasdaq Marketplace Rule 4310(c)(2)(B). A hearing on these matters is scheduled before a Nasdaq Listing Qualifications Hearing Panel on October 17, 2002. If Nasdaq determines that the proposed transactions constitute a “reverse merger” under Nasdaq rules, we will be required to meet the initial listing requirements for inclusion on The

Nasdaq SmallCap Market rather than the continued listing requirements in order to remain listed. The initial listing requirements are more stringent than the continued listing requirements. If we are not successful in maintaining our listing on The Nasdaq SmallCap Market, our common stock will be quoted on the Nasdaq-sponsored OTC Bulletin Board Service. There can be no assurances that our appeal will be successful, and even if our appeal is successful there can be no assurances that we will regain compliance with the requirements for initial inclusion or continued inclusion, as applicable, or that our stock will continue to be listed on The Nasdaq SmallCap Market.

If The Nasdaq SmallCap Market delists our common stock, compliance with the penny stock regulations which would result could make it more difficult to sell your common stock.

      In the event that our securities are not listed on The Nasdaq SmallCap Market, trading of the common stock would be conducted in the “Pink Sheets” or through the National Association of Securities Dealers’ Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend the securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchasers’ written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

      The SEC adopted regulations that generally define a penny stock as any equity security that has a market price of less than $5.00 per share. However, our common stock will not constitute penny stock if our common stock is quoted on The Nasdaq SmallCap Market. If in the future our common stock falls within the definition of penny stock, these regulations would require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers and holders to sell the common stock would be limited. As a result, the market liquidity for the common stock would be severely and adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for our common stock.

If we are unable to complete the merger and the private placement, our business will be adversely affected.

      If the merger and the private placement are not completed, our business and, likely, our stock price will be adversely affected. We currently anticipate that our available cash balances, available borrowings and cash generated from operations will be sufficient to fund our operations only through December 31, 2002. If we are unable to complete the transactions, we may be unable to continue to operate our business. Costs related to the transactions, such as legal, accounting and financial advisor fees, must be paid even if the transactions are not completed. In addition, even if we have sufficient funds to continue to operate our business but the transactions are not completed, the current market price of our common stock may decline.

The transactions will result in substantial dilution to our current shareholders.

      The issuance of shares of our capital stock in the merger and the private placement will significantly dilute the voting power and ownership percentage of our existing shareholders.

      We will issue a total of 2,946,867 shares of our common stock in the merger. We will issue up to 13.2 million shares of series A preferred stock, which are convertible into shares of our common stock on a one-for-one basis, subject to adjustment, in the private placement. Immediately following completion of the transactions, our existing shareholders (other than Warburg) are expected to represent approximately 9% of the equity of the combined company, assuming that we issue 11 million shares of series A preferred stock in the private placement and assuming full conversion of the series A preferred stock. If we issued 13.2 million shares of series A preferred stock, these shareholders would own approximately 7% of the equity of the combined company, assuming full conversion of the series A preferred stock.

The liquidation preference of the series A preferred stock is structured in a manner that may prevent the holders of our common stock from realizing any significant proceeds upon a merger, acquisition, liquidation or dissolution of our company.

      The holders of our series A preferred stock will have priority over the holders of our common stock in any merger, acquisition, liquidation, dissolution or winding up of our company. If any of these events occur, the holders of the series A preferred stock will be entitled to receive $2.50 per share plus an additional amount such that the holders will receive a total internal rate of return equal to 15% per annum. Holders of our common stock are only entitled to receive 8% of the proceeds of any liquidation until the series A preferred stock liquidation preference is satisfied. Accordingly, holders of our common stock may receive no more than this amount in the event of a merger, acquisition, liquidation, dissolution or winding up of our company.

Short selling of our common stock could result from significant downward pressure on the price of our common stock.

      Significant downward pressure on the price of our common stock could occur as the holders of our convertible redeemable preferred stock convert their shares of preferred stock into common stock and sell material amounts of common stock. In response, holders of our convertible preferred stock may engage in short sales by borrowing common stock at the current market price in hope of buying our common stock in the future at a lower price. Short selling may depress the price of our common stock.

We may have difficulty integrating current and future acquisitions into our business.

      Since November 1996, we have acquired 2 companies, Manufacturing Execution Systems Associates, Inc. and Bender Management Consultants, Inc. We may from time to time acquire other companies, including our proposed acquisition of Viewlocity, Inc. As a result, we are exposed to increased risks relating to integrating these companies into our business, including:

•	integration of new operations, products, services and personnel;

•	integration of Viewlocity’s independent distribution network into our existing distribution channels;

•	diversion of resources from our existing business;

•	client communication and branding awareness;

•	inability to generate revenues from new products and services sufficient to offset associated acquisition costs;

•	maintenance of uniform standards, controls and policies;

•	accounting issues that adversely affect our financial results;

•	impairment of employee and customer relations as a result of any integration of new management personnel; and

•	dilution to existing shareholders from the issuance of equity securities.

      In addition, liabilities or other problems associated with an acquired business may adversely affect our business or operating results.

We may be unable to improve the operations of Viewlocity following completion of the merger.

      Currently, Viewlocity’s sales and results of operations are sluggish because of the weak economy and prolonged sales cycle associated with technology purchases by customers. The working capital and sources of liquidity for Viewlocity is currently being financed through a bridge loan from one of their large shareholders to finance them through the closing of the merger. With the combined company of us and Viewlocity there can be no assurance that we will be able to improve the operations of Viewlocity following the merger.

Because we have a limited operating history in the supply chain planning market, it is difficult to evaluate our business and prospects.

      Although we were founded in May 1986, most of the products in our suite of solutions were introduced in the last 3 years. You should consider the risks and difficulties we may encounter as an early stage company in the rapidly evolving supply chain planning market. The recent introduction of some of our products in the market may make it difficult for you to evaluate the success of our business to date and to assess future viability. We cannot be certain that our business strategy will be successful. These risks apply particularly to us because supply chain planning is a rapidly evolving market characterized by technological advances. The uncertainty of our future performance increases the risk that the value of an investment in our common stock will decline.

We have a history of losses and expect to experience losses in the future which could result in a decline in the market price of our common stock.

      We incurred net losses of $11.7 million for the fiscal year ended June 30, 2002, $12.8 million for the fiscal year ended June 30, 2001, $15.8 million for the fiscal year ended June 30, 2000, and $19.6 million for the fiscal year ended June 30, 1999. As of June 30, 2002, we had an accumulated deficit of $126.5 million. We have not been profitable on a quarterly or annual basis, and we anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant product development, sales and marketing and administrative expenses. As a result, we will need to generate significant quarterly revenues to achieve and maintain profitability. Our business strategy may not be successful, and we may not generate significant revenues or achieve profitability. Any failure to significantly increase our revenues as we implement our product and distribution strategies would also harm our ability to achieve and maintain profitability. If we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Any failure to achieve or maintain profitability could negatively impact the market price of our common stock.

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

      A substantial portion of our operating expense level, particularly personnel and facilities costs, are based, in part, on our expectations as to future revenue and are relatively fixed in advance of any particular quarter. As a result, if revenues are below expectations, our quarterly operating results and financial condition will be adversely affected. Our quarterly operating results may fail to meet expectations due to many factors, including:

•	the volume and timing of orders;

•	length of the sales cycle;

•	market acceptance of our new products;

•	changes in our business strategy;

•	competitor activities;

•	changes in strategic relationships;

•	customer budget constraints;

•	the mix of products sold; and

•	general economic conditions.

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

      Our future results depend on continued market acceptance of supply chain planning software and services as well as our ability to continue to adapt and modify this software to meet our customers’ changing needs. Adoption of supply chain planning software solutions, particularly by those businesses that historically have relied on traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services introduce new tools in managing and communicating across their supply chains and, as a result, we may have to dedicate intensive marketing and sales efforts to educate prospective customers on the uses and advantages of our products to generate demand. Any reduction in demand or increase in competition in the market for supply chain planning software products could have a material adverse effect on our ability to sell our solutions.

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

We are dependent upon our key personnel and the loss of these personnel could adversely affect our operations and the success of our business.

      We believe that our success depends on the continued services and performance of key personnel including our senior management staff. We cannot guarantee that we will be able to retain our key personnel. We do not maintain key person life insurance. The loss of the services of one or more of our key employees could seriously impair our ability to operate and achieve our objectives which could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Our international operations, which may expand in the future, are subject to heightened risks that could harm our business.

      We currently conduct business in a number of foreign countries. We may conduct business in additional regions outside of the United States. Conducting business outside of the United States may require significant management attention and financial resources and could adversely affect our operating margins. We may not be able to generate, maintain or increase demand for our products in new geographic markets. We derived 12% of our license revenues from outside the United States during fiscal 2002, 10% during fiscal 2001 and 11% during fiscal 2000. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. In international markets where we set prices in U.S. dollars, currency fluctuations could make our products and services less price competitive. In addition, our international sales and operations could be adversely affected by the imposition of government controls, changes in financial currencies, such as the unified currency known as the European Monetary Unit, political and economic instability, difficulties in staffing and managing international operations and general economic and currency exchange rate conditions in foreign countries.

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

      Our software is proprietary and is protected by trade secret, copyright and trademark laws, license agreements, confidentiality agreements with employees, nondisclosure and other contractual requirements imposed on our customers, consulting partners and others. We cannot guarantee that these protections will adequately protect our proprietary rights or that our competitors will not independently develop products that are substantially equivalent or superior to our products. In addition, the laws of certain countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as the laws of the United States. As the number of products and competitors continues to grow, the functionality of products in different industry segments is increasingly overlapping. As a result, we increasingly may be subject to claims of intellectual property infringement. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties may make such claims about our current or future products. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation or damages, cause product shipment delays or the loss or deferral of sales, or require us to enter into royalty or licensing agreements. If we enter into royalty or licensing agreements in settlement of any litigation or claims, these agreements may not be on terms acceptable to us. Although we believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, we cannot guarantee that third parties will not assert infringement claims against us. If they do, we will have to spend time and money to defend against these claims, which will divert management’s attention.

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

      Provisions of our articles of incorporation and bylaws could delay or prevent a third party from acquiring us, even if a change in control would be beneficial to our shareholders. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders. Furthermore, our directors and executive officers beneficially owned approximately 55.7% of our outstanding common stock as of September 16, 2002. As a result, our directors and executive officers will have sufficient voting power to prevent any third party from acquiring us.

Our principal shareholder and its affiliates will continue to influence matters affecting us, which could conflict with your interests.

      Warburg Pincus beneficially owned approximately 51.0% of our outstanding common stock as of September 16, 2002. As a result, Warburg Pincus can exercise significant influence over us, including matters submitted to our shareholders for a vote. Actions taken by Warburg Pincus could conflict with the interests of other shareholders. As a result of Warburg Pincus’ significant shareholdings, a potential acquirer could be discouraged from attempting to obtain control of us, which could have a material adverse effect on the market price of our common stock.

Item 7A.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

      Interest Rate Risk. Our interest expense and interest income are sensitive to changes in the general level of U.S. interest rates. Since the IPO of our common stock in August 2000 we have repaid our line of credit with Greyrock Capital, converted our subordinated debt to common stock and invested in U.S. government or its agencies securities. As a result, we are now exposed to changes in interest rates on these investment securities. Based on the weighted average outstanding balances of cash and marketable securities, a one percent decline in the general level of U.S. interest rates would have decreased interest income in fiscal 2002 by approximately $88,000.

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

      None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our directors and executive officers are as follows:

Name	Age	Position

Joseph Trino	53	Chairman of the Board and Chief Executive Officer
Timothy Harvey	46	President and Chief Operating Officer
John Bartels	58	Executive Vice President, Finance and Administration
Christopher Jones	43	Executive Vice President, Corporate Development and Marketing
Ronald Nall	55	Executive Vice President, Product Delivery & Field Services
Fred Brown	49	Senior Vice President, Industry Solutions
Adam Meyerowitz	31	General Counsel
Henry Kressel	68	Director
Joseph P. Landy	41	Director
Peter J. Tarrant	56	Director
James J. Tietjen	69	Director
Thomas R. Madison, Jr.	57	Director

      Joseph Trino has been our chairman of the board since September 2000 and our chief executive officer since July 1996. He has been a director since May 1994. Mr. Trino was our president from May 1994 to December 1999. From April 1992 to December 1993, Mr. Trino was president of Kaseworks, Inc., an Atlanta-based provider of application development tools. From January 1980 to April 1992, he was employed at Dun & Bradstreet Software Inc. From December 1988 to April 1992, Mr. Trino was president of Dun & Bradstreet Software’s Manufacturing Systems Business Unit. Mr. Trino received a B.S. in Business Administration from Syracuse University.

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

      Fred Brown has been our senior vice president, industry solutions since June 2001. From December 1999 to June 2001, he was our senior vice president, field services, and from November 1996 to December 1999, he was our vice president, field services. From December 1991 to September 1996, Mr. Brown was vice president, pre-sales at Datalogix. Mr. Brown attended North Carolina State University.

      Adam Meyerowitz has been our general counsel since February 2001. From December 1999 to January 2001, Mr. Meyerowitz served as general counsel for Talus Solutions, Inc., a pricing optimization software company acquired by Manugistics. From September 1997 to December 1999, he was a corporate technology associate with King & Spalding. Mr. Meyerowitz received his B.A. degree from the University of Michigan and his J.D. degree from Emory University School of Law, from where he graduated with distinction.

      Henry Kressel has served on our board of directors since May 1994. Dr. Kressel has been employed by Warburg Pincus LLC, an investment firm, since 1983 and has been a managing director of Warburg Pincus since 1985. Prior to 1983, Dr. Kressel was staff vice president for research and development in solid state technology at RCA Corporation. Dr. Kressel also serves as a director of Dice, Inc. and several privately-held companies. Dr. Kressel received a B.A. from Yeshiva University, an M.S. in Applied Physics from Harvard University, a Ph.D. in Engineering from the University of Pennsylvania and an M.B.A. from The Wharton School of Business at the University of Pennsylvania.

      Joseph P. Landy has served on our board of directors since August 1994. Mr. Landy has been employed by Warburg Pincus LLC, an investment firm, since 1985 and was named co-president in April 2002. From January 1994 to April 2002, Mr. Landy was a managing director of Warburg Pincus focusing on investments ranging from information technology to internet applications and infrastructure to communications application. He also serves as a director of Indus International, Inc. Mr. Landy received a B.S. in Economics from The Wharton School of Business at the University of Pennsylvania and an M.B.A. from the Stern School of Business of New York University.

      Peter J. Tarrant has served on our board of directors since October 2000. From January 1999 until his retirement in June 2001, Mr. Tarrant was the vice president, e-business marketing, for IBM Corporation. In this position, he was responsible for the strategy and marketing direction of IBM initiatives for the

e-business market. From January 1996 to December 1998, he was general manager, e-business Solutions for the Americas geography where he was responsible for sales of IBM services, servers and software in the emerging e-business marketplace. From January 1993 to December 1995, he was vice president, Client/ Server Marketing, for IBM United States. From September 1988 to December 1991, he was director, Enterprise Systems Marketing in the Enterprise Systems line of business and, from December 1991 to December 1992, he was director, Open Systems Marketing, in the Programming Systems line of business. From July 1969 to September 1988, Mr. Tarrant served in various other positions at IBM. Mr. Tarrant earned a B.A. in mathematics from St. Michael’s College and an M.B.A. from the University of Rochester.

      James J. Tietjen has served on our board of directors since November 2000. Since August 1994, Dr. Tietjen has been dean emeritus of Stevens Institute of Technology. From December 1990 to August 1994, he was president and chief executive officer of SRI International. From September 1987 to December 1990, he held executive positions at the David Sarnoff Research Center. From September 1985 to September 1987, he held executive positions at RCA Laboratories. Dr. Tietjen holds a B.S. in Chemistry from Iona College, and an M.S. and a Ph.D. in Physical Chemistry from Penn State University.

      Thomas R. Madison, Jr. has served on our board of directors since June 2001. Since July 2002, Mr. Madison has been chief executive officer of Indus International, Inc. and has served as chairman of the board of Indus International since December 2001. Mr. Madison also serves as a director of other privately-held companies. From May 1999 to January 2001, Mr. Madison was the president and chief executive officer of Talus Solutions, Inc., which was acquired by Manugistics, Inc. in December 2000. From May 1997 to May 1999, Mr. Madison was corporate vice president and president of the Financial Services Group at Computer Sciences Corporation. From March 1994 to May 1997, Mr. Madison served as president of CSC’s Commercial Outsourcing Division. From February 1989 to March 1994, he was managing director for Gemini Consulting, a subsidiary of Cap Gemini Sogeti, Paris, France which acquired United Research in February 1989 where Mr. Madison had been a partner since February 1986. From September 1972 to February 1986, he held various positions with IBM Corporation, including director for Large Systems and Telecommunication Products, industry director for Financial Services, and director for Workstation Products. Mr. Madison served four years as an officer in the United States Navy. He received a B.S. in Mathematics and an M.B.A. from the University of Kentucky.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to us, with respect to each such person’s beneficial ownership of our equity securities. Based solely on our review of the copies of the forms furnished to us or written representations from the reporting persons, we believe that, during fiscal 2002, all of our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11.     EXECUTIVE COMPENSATION

     Summary Compensation Table

      The following table sets forth, for the last three fiscal years, compensation information for our chief executive officer and each of our four most highly compensated executive officers for our 2002 fiscal year (collectively, the “Named Executive Officers”) whose salary and bonus compensation for the fiscal year ended June 30, 2002 (“fiscal 2002”) exceeded $100,000. Options granted to our Named Executive Officers have been restated to give effect to the one-for-ten reverse stock split effected July 29, 2002.

				Long-Term Compensation
				Awards
		Annual Compensation
	Fiscal			Securities Underlying
Name and Principal Position	Year	Salary	Bonus	Options/SARs

Joseph Trino	2002	$275,000	$25,000	10,000
Chief Executive Officer and Chairman	2001	262,500	24,600	—
of the Board	2000	235,000	80,000	4,000
Timothy Harvey	2002	$260,000	$30,000	10,000
President and Chief	2001	247,000	35,000	—
Operating Officer	2000	192,500	70,000	10,000
John Bartels	2002	$250,000	$30,000	7,500
Executive Vice President,	2001	225,000	25,000	—
Finance and Administration	2000	200,000	70,000	4,900
Ronald Nall	2002	$195,000	$45,000	13,000
Executive Vice President, Product	2001	185,000	45,000	20,000 (1)
Delivery & Field Services	2000	—	—	—
Joseph C. Leary, III(2)	2002	$250,000	$25,000	15,500
Senior Vice President, Sales	2001	97,600	10,400	32,500 (3)
	2000	—	—	—

(1)	Options granted in fiscal 2001 to purchase 15,000 shares of our common stock were cancelled on November 15, 2001. Two new option grants were made on May 20, 2002 to purchase a total of 13,000 shares of our common stock.
(2)	As of August 19, 2002, Joseph Leary is no longer an employee of SynQuest.
(3)	Options granted in fiscal 2001 to purchase 22,500 shares of our common stock were cancelled on November 15, 2001. Two new option grants were made on May 20, 2002 to purchase a total of 15,500 shares of our common stock.

     Option Grants Table

      The following table sets forth information regarding option grants during fiscal 2002 to each of the Named Executive Officers. All common share and per share data has been restated to give effect to the one-for-ten reverse stock split effected on July 29, 2002.

	Individual Grants					Potential Realizable
						Value at Assumed
	Number of	% of Total		Market		Annual Rates of Stock
	Securities	Options		Price Per		Price Appreciation for
	Underlying	Granted to	Exercise	Share on		Option Term
	Options	Employees in	Price Per	Date of	Expiration
Name	Granted(1)	Fiscal 2002	Share	Grant	Date	5%(2)	10%(2)

Joseph Trino	10,000	6.6%	$5.70	$5.70	11/07/2011	$35,847	$90,843
Timothy Harvey	10,000	6.6%	$5.70	$5.70	11/07/2011	$35,847	$90,843
John Bartels	7,500	5.0%	$5.70	$5.70	11/07/2011	$26,885	$68,132
Ronald Nall(3)	10,000	6.6%	$5.10	$5.10	05/20/2012	$32,074	$81,281
Ronald Nall(4)	3,000	2.0%	$5.10	$5.10	05/20/2012	$9,622	$24,384
Joseph Leary(5)	3,000	2.0%	$5.10	$5.10	05/20/2012	$9,622	$24,384
Joseph Leary(5)	12,500	8.3%	$5.10	$5.10	05/20/2012	$40,092	$101,601

(1)	Options granted in fiscal 2002 were made under the Amended and Restated 1997 Stock Option Plan. These options:

•	were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of the grant;

•	expire ten years from the date of the grant, unless otherwise earlier terminated in certain events related to termination of employment; and
•	vest in one-third increments on the anniversary date of the grant, subject to the terms and conditions of the Plan, unless otherwise noted.

(2)	We are required by the SEC to use a 5% and 10% assumed rate of appreciation over the ten-year option term. This does not represent our estimate or projection of the future common stock price.
(3)	One-third of the options vested on May 20, 2002, one-third vest on December 31, 2002, and one-third vest on December 31, 2003.
(4)	One-third of these options vest on November 30, 2002, one-third vest on September 30, 2003, and one-third vest on July 30, 2004.
(5)	The 3,000 options, as originally granted, would have vested in one-third increments on November 30, 2002, September 30, 2003, and July 30, 2004. One-third of the 12,500 options, as originally granted, vested on May 20, 2002, one-third would have vested on August 31, 2003, and one-third would have vested on August 31, 2004. As of August 19, 2002, Joseph Leary is no longer an employee of SynQuest.

     Aggregated Option Exercises and Fiscal Year-End Option Value Table

      The following table sets forth certain information concerning stock option values as of June 30, 2002, for each of the Named Executive Officers, restated to give effect to the one-for-ten reverse stock split effected on July 29, 2002. The value realized is calculated by multiplying the number of shares of common stock underlying options exercised during fiscal 2002 by the dollar value per share realized upon exercise of such options. No options were exercised by a Named Executive Officer during fiscal 2002. The value of unexercised in-the-money options is calculated by subtracting the option exercise price from the closing price of the common stock on June 30, 2002, to get the “value per option,” and multiplying the value per option by the number of shares underlying the exercisable and unexercisable options. The amounts in this column may not represent amounts actually realized by the Named Executive Officers. The exercise price of all exercisable and unexercisable options exceeded the closing price of our common stock at June 30, 2002.

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired		Options at Fiscal		In-the-Money Options
	on		Year-End(#)		at Year-End($)
	Exercise	Value
Name	(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Joseph Trino	—	—	108,311	11,334	—	—
Timothy Harvey	—	—	35,038	13,334	—	—
John Bartels	—	—	3,833	9,134	—	—
Ronald Nall	—	—	5,000	13,000	—	—
Joseph Leary	—	—	7,499	18,001	—	—

     Repricing of Options

      As a result of the slowdown in the economy, and based on discussions with senior management regarding the need to retain key personnel, the Compensation Committee authorized our management to approach two of the Named Executive Officers regarding restructuring of such Named Executive Officer’s equity incentive compensation in a manner that would induce such persons to remain as employees of our company. Following these negotiations, the Compensation Committee recommended to the board of directors that existing options to purchase shares of our common stock held by these Named Executive Officers be cancelled, and that new option grants be approved. The Compensation Committee’s recommendation was approved on November 15, 2001. The Compensation Committee subsequently approved two new option grants to each of the Named Executive Officers on May 20, 2002.

      The following table sets forth certain information concerning the cancellation of options during fiscal 2002 that were previously awarded to Named Executive Officers listed in the table below, restated to give effect to the one-for-ten reverse stock split effected on July 29, 2002.

Length of
		Number of				Original
		Securities		Exercise Price		Option Term
		Underlying	Market Price of	at Time of		Remaining at
		Options	Stock at Time of	Repricing or	New	Date of
		Repriced or	Repricing or	Amendment	Exercise	Repricing or
Name	Date	Amended(#)	Amendment($)	($)	Price($)	Amendment

Ronald Nall	5/20/2002	15,000 (1)	$5.10	$70.00	$5.10	8 yrs. 3 mos.
Executive Vice President, Product Delivery & Field Services
Joseph C. Leary, III	5/20/2002	22,500 (2)	$5.10	$99.40	$5.10	8 yrs. 9 mos.
Senior Vice President, Sales

(1)	Options granted in fiscal 2001 to purchase 15,000 shares of our common stock at a purchase price of $70.00, restated to give effect to the one-for-ten reverse stock split, were cancelled on November 15, 2001. Two new option grants were made on May 20, 2002 to purchase a total of 13,000 shares of our common stock at $5.10, the fair market value on the grant date, restated to give effect to the one-for-ten reverse stock split.
(2)	Options granted in fiscal 2001 to purchase 22,500 shares of our common stock at a purchase price of $99.40, restated to give effect to the one-for-ten reverse stock split, were cancelled on November 15, 2001. Two new option grants were made on May 20, 2002 to purchase a total of 15,500 shares of our common stock at $5.10, the fair market value on the grant date, restated to give effect to the one-for-ten reverse stock split.

     Compensation of Directors

      Members of the board receive cash compensation for their services as directors and are reimbursed for their reasonable and necessary business expenses for attending board and committee meetings. Our employee directors that are members of the board do not receive any compensation. In fiscal 2002, members of the board received a $1,000 fee for each meeting of the board (telephonic or in person) plus reasonable and necessary expenses. Members of the board also received a $300 fee plus reasonable and necessary expenses for each committee meeting (telephonic or in person) that did not take place on the same day as a full board meeting.

      Members of the board who are not an employee of us, a subsidiary or a corporation possessing 51% or more of the total combined voting power of all classes of our stock, are eligible to participate in our stock option plan. On the later of the day that a non-employee director is elected to the board or the effective date of the plan, he or she will be granted options to purchase 4,000 shares of common stock, restated to give effect to the one-for-ten reverse stock split, which vest in four equal increments commencing one year from the date of grant. Also, every four years such director will be granted options to purchase an additional 4,000 shares of common stock, restated to give effect to the one-for-ten reverse stock split, which vest in four equal increments commencing one year from the date of grant. Vesting of all such options is contingent on the director still serving as such on the vesting date. The exercise price of the options will be the fair market value of our common stock on the date of grant.

      In addition, on November 7, 2001, the majority of the board of directors not participating in the grant approved special grants of options to purchase 2,000 shares each (after giving effect to the one-for-ten reverse stock split) to Messrs. Kressel, Landy, Tarrant and Tietjen.

     Employment Agreements

      On November 1, 1997, we entered into employment agreements with Messrs. Trino and Bartels. The agreements are terminable at will by either party and contain two-year confidentiality provisions, a one-year non-competition provision and a one-year non-solicitation provision. In the event of Mr. Trino’s termination without cause, he is entitled to a lump-sum severance payment equal to 100% of his then-current base salary. In the event of Mr. Bartels’ termination without cause, he is entitled to a lump-sum severance payment equal to the greater of $220,000 or 100% of his then-current base salary.

      On November 1, 2001, we entered into an employment agreement with Mr. Harvey that replaced his original employment agreement dated August 15, 1996. The agreement is terminable at will by either party and contains a two-year confidentiality provision, a one-year non-competition provision and a one-year non-solicitation provision. In the event of Mr. Harvey’s termination without cause, he is entitled to a lump-sum severance payment equal to the greater of $260,000 or 100% of his then-current base salary.

      On July 5, 2000, we entered into an employment agreement with Mr. Nall. The agreement is terminable at will by either party and contains a two-year confidentiality provision, a one-year non-interference provision, a one-year non-competition provision, and a one-year non-solicitation provision. In the event of Mr. Nall’s termination without cause, he is entitled to a lump-sum severance payment equal to 50% of his then-current base salary, but in no event less than $92,500.

      On February 12, 2001, we entered into an employment agreement with Mr. Leary. The agreement is terminable at will by either party and contains a two-year confidentiality provision, a one-year non-interference provision, a one-year non-competition provision, and a one-year non-solicitation provision. In the event of Mr. Leary’s termination without cause, he is entitled to a lump-sum severance payment equal to 50% of his then-current base salary. Mr. Leary’s employment with us terminated on August 19, 2002, and he received a lump-sum severance payment of $208,333 in accordance with his employment agreement and any amendments thereto.

      In addition, on May 20, 2002, we amended the employment agreements with Messrs. Trino, Harvey, Bartels, Nall and Leary to provide that each officer could terminate his employment within 30 days after a change of control of us occurs (prior to June 30, 2003) and that action would be considered termination without cause under the employment agreement if there also occurred a change in the title, role or responsibilities of either our current chairman and chief executive officer or president and chief operating officer within the six month period prior to or the four month period following the change of control.

      On June 6, 2002, Messrs. Trino, Harvey, Bartels, Nall and Leary received a letter agreement providing that if we should complete a merger, a sale of all or substantially all of our assets or a business combination before March 31, 2003 (each event, a “Triggering Event”), then the officer will be entitled to receive a “stay bonus” if (1) his employment is actually or constructively terminated in connection with the Triggering Event and he continues with us for such time as he is asked to by us to do so not to exceed four months, or (2) he accepts a position, or continues in his position, with the surviving entity following the completion of the Triggering Event and is terminated within six months after the Triggering Event. In addition, the Named Executive Officer is entitled to receive the stay bonus if he is terminated for any reason other than cause prior to March 31, 2003, if no Triggering Event has occurred as of his termination. The amount of the stay bonus is equal to four months of the officer’s then-current base salary.

Compensation Committee

      The board of directors established a Compensation Committee, consisting solely of independent directors, which is responsible for ensuring that a proper system of short and long-term compensation is in place to provide performance-oriented incentives to management during fiscal 2002. Currently, the

Compensation Committee consists of Messrs. Madison, Tarrant and Tietjen. The Compensation Committee is responsible for:

•	reviewing, approving, recommending and reporting to the chief executive officer and the board of directors matters regarding the compensation of our chief executive officer and other key executives and compensation levels or plans affecting the compensation of our other employees and

•	granting options under the Amended and Restated 1997 Stock Option Plan.

      The Compensation Committee’s report is set forth below.

Report on Executive Compensation

      Since October 2000, each executive officer’s compensation was determined by the Compensation Committee. Senior management made recommendations to the Compensation Committee regarding each executive officer’s compensation (except the chief executive officer’s compensation), including recommendations for base salary for the succeeding year and discretionary cash bonuses and stock incentive awards. The salary of the chief executive officer is determined by the Compensation Committee. The Compensation Committee was also responsible for granting options to purchase common stock to executive employees since October 2000.

      Our compensation philosophy is based on a pay for performance approach. The compensation program seeks to reward individual action that contributes to operating unit performance. Our goal is to be competitive with the marketplace on a total compensation basis, including base salary and annual and long-term incentives:

•	Base Salary. Each executive officer’s base salary is based upon the competitive market for the executive officer’s services, including the executive’s specific responsibilities, experience and overall performance. In keeping with our pay for performance approach, it is our objective to set the base salary at the market base salary level of our peers in the industry. Base salaries are adjusted annually. Changes in responsibilities are also taken into account in the review process.

•	Annual Incentive Compensation. We award discretionary year-end bonuses. These bonuses reflect the contribution of the individual as well as our performance as a whole. Ranges of potential bonuses and performance measures are established annually for each position.

The performance measures applicable to a particular position vary according to the functions of the position. Performance measures considered by the Compensation Committee include obtaining certain profitability goals as well as each individual meeting personal objectives relative to operational enhancements.

•	Long-Term Incentive Compensation. We use long-term incentive compensation to compensate for achievement of performance measures which extend beyond one year, while at the same time aligning management’s interests with that of the shareholders. The Compensation Committee believes that stock-based awards are most appropriate for long-term incentive compensation.

      Joseph Trino has been our chief executive officer since July 1996. He owned less than 1% of our common stock as of September 16, 2002. Mr. Trino’s base salary of $275,000 and bonus of $25,000 in fiscal 2002 were reviewed and approved by the Compensation Committee. In fiscal 2002, Mr. Trino was awarded options to purchase 10,000 shares of our common stock, restated to give effect to the one-for-ten reverse stock split. His compensation was based on the value of his services to us, including his specific responsibilities, experience and overall performance in a competitive market.

COMPENSATION COMMITTEE

Thomas Madison
Peter Tarrant
James Tietjen

September 19, 2002

      The foregoing report should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Act of 1934, as amended (together, the “Acts”), except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation

      The board of directors established a Compensation Committee in October 2000 that consists solely of independent directors. No interlocking relationship exists between our board of directors and the board of directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

Stock Performance Graph

      The following stock performance graph compares the cumulative total shareholder return on our common stock between August 15, 2000 (the date our common stock commenced public trading) and June 30, 2002, with the cumulative total return of The Nasdaq Stock Market (U.S.) index and the Standard & Poor’s Application Software index over the same period. The graph assumes an investment of $100 in our common stock and in the two indexes on August 15, 2000, and further assumes the reinvestment of all dividends.

      The comparisons shown in the graph below are based upon historical data. The stock performance for the period from August 15, 2000 through June 30, 2002, shown in the graph below, is not necessarily indicative of, nor intended to forecast, the potential future performance of our common stock.

	2000	2001	2002

SynQuest, Inc.	100.00	50.00	7.13
The Nasdaq Stock Market (U.S.)	100.00	57.32	39.06
S&P Application Software (1)	100.00	102.73	43.04

(1)	Due to a reconfiguration of Standard & Poor’s (S&P) indexes, the performance of our stock is compared to the new S&P Application Software index for the period from August 15, 2000 through June 30, 2002. The stock price performance graph in our 2001 Proxy Statement reflected a comparison to the S&P Computers (Software & Services) index which no longer exists.

      The stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Acts, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Common Stock Ownership By Management And Principal Shareholders

      The following table sets forth the beneficial ownership of shares of our common stock as of September 16, 2002 for:

•	members of our board of directors;

•	the Named Executive Officers;

•	our directors and executive officers as a group; and

•	each person who is a shareholder holding more than a 5% interest in our common stock.

      The number of shares used in calculating the percentage of shares beneficially owned by each person is based on an aggregate of 2,946,797 shares of common stock issued and outstanding as of September 16, 2002. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. This table is based upon information supplied by executive officers, directors and principal shareholders, and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated, the business address of each person listed is: c/o SynQuest, Inc., 3500 Parkway Lane, Suite 555, Norcross, Georgia 30092.

		Options
		Exercisable		Percentage of
	Common	Within		Outstanding
Name	Stock	60 Days	Total	Shares

Directors and Executive Officers:
Joseph Trino(1)	2,500	111,644	114,144	3.7%
Timothy Harvey	624	38,371	38,995	1.3%
John Bartels	40,027	6,333	46,360	1.6%
Ronald Nall	—	5,000	5,000	*
Joseph C. Leary, III(2)	—	7,499	7,499	*
Henry Kressel(3)(4)(5)	1,504,210	2,667	1,506,877	51.1%
Joseph P. Landy(3)(4)(5)	1,504,210	2,667	1,506,877	51.1%
Thomas Madison	—	1,000	1,000	*
Peter Tarrant	600	2,667	3,267	*
James Tietjen	100	1,667	1,767	*
All executive officers and directors as a group (13 persons)	1,548,081	214,148	1,762,229	55.7%
Other Five Percent Shareholders:
Warburg, Pincus Investors, L.P. Ltd.(3)(4)	1,504,210	—	1,504,210	51.0%

*	Less than 1.0%.

(1)	Mr. Trino has pledged the shares issuable upon the exercise of the first 30,000 of his options, restated to give effect to the one-for-ten reverse stock split, to Warburg, Pincus Investors pursuant to a stock pledge agreement dated June 19, 1998 as collateral for a promissory note dated June 19, 1998 in the amount of $138,750 held by Warburg, Pincus Investors.
(2)	As of August 19, 2002, Joseph Leary is no longer an employee of SynQuest.
(3)	The stockholder is Warburg, Pincus Investors, L.P. Warburg, Pincus & Co. is the sole general partner of Warburg, Pincus Investors. Warburg, Pincus Investors is managed by Warburg Pincus LLC. Lionel I. Pincus is the managing partner of Warburg, Pincus & Co. and the managing member of

Warburg Pincus LLC and may be deemed to control both entities. The address of the Warburg, Pincus entities is 466 Lexington Avenue, New York, New York 10017.

(4)	Messrs. Kressel and Landy are general partners of Warburg, Pincus & Co. Mr. Kressel is a managing director and member of Warburg Pincus LLC and Mr. Landy is co-president and member of Warburg Pincus LLC. All shares indicated as owned by Messrs. Kressel and Landy are included because of their affiliation with the Warburg, Pincus entities. Messrs. Kressel and Landy disclaim beneficial ownership of all shares owned by the Warburg, Pincus entities.
(5)	Messrs. Kressel and Landy claim the beneficial ownership of the options exercisable within 60 days granted to them for their service on the board of directors.

     Equity Compensation Plan Information

      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2002, including the Factory Automation & Computer Technologies, Inc. Stock Incentive Plan (“1987 Stock Option Plan”) and the Amended and Restated 1997 Stock Option Plan. Our shareholders have approved all of our equity compensation plans.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for future
	outstanding options, warrants	price of outstanding options,	issuance under equity
	and rights	warrants and rights	compensation plans
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1987 Stock Option Plan	71,557	$18.73	—
1997 Stock Option Plan	417,693	$32.16	130,750
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	489,250		130,750

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than employment agreements, which are described elsewhere in this annual report, and the transactions described below, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeded or will exceed $60,000 and

•	in which any director, executive officer, holder of more than five percent of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

     Warburg Credit Agreement

      In February 2002, we entered into a credit agreement with Warburg Pincus which allows for periodic borrowings up to a maximum of $3 million. Our borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. Interest on outstanding borrowings accrues at the prime rate plus 2% per annum, adjusted biannually from the date of issuance. Borrowings under the credit agreement will be senior to any of our other debt and substantially all of our assets have been pledged as collateral under the credit agreement. On September 24, 2002, we borrowed $1.5 million under the credit agreement.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

      1. The following financial statements are filed with this report on the pages indicated:

Page

SYNQUEST, INC.:
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of June 30, 2001 and 2002	F-3
Consolidated Statements of Operations for the years ended June 30, 2000, 2001 and 2002	F-4
Consolidated Statements of Changes in Convertible Preferred Stock, Common Stock and Other Shareholders’ Equity (Deficit) for the years ended June 30, 2000, 2001 and 2002	F-5
Consolidated Statements of Cash Flows for the years ended June 30, 2000, 2001 and 2002	F-7
Notes to Consolidated Financial Statements	F-8

      2. Financial Statement Schedules

      Financial statement schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto contained in this annual report on Form 10-K.

      3. Exhibits

      See Item 14(c) below.

(b) Reports on Form 8-K.

      No Reports on Form 8-K were filed during the quarter ended June 30, 2002. After June 30, 2002, we filed the following:

      Current Report on Form 8-K filed on September 5, 2002, which announced the Viewlocity merger and the private placement.

(c) Exhibits.

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger dated August 30, 2002, between SynQuest, Inc. and Viewlocity, Inc. (incorporated by reference to Exhibit 99.1 to SynQuest’s Form 8-K (File No. 000-30963))
3.1	—	Third Amended and Restated Articles of Incorporation of SynQuest, Inc.
3.2	—	Articles of Amendment of Third Amended and Restated Articles of Incorporation of SynQuest, Inc.
3.3	—	Bylaws of SynQuest, Inc. (incorporated by reference to Exhibit 3.2 to SynQuest’s Registration Statement on Form S-1 (File No. 33-37518))
4.1	—	Form of specimen common stock certificate (incorporated by reference to Exhibit 3.3 to SynQuest’s Registration Statement on Form S-1 (File No. 33-37518))
4.2	—	Amended and Restated Registration Rights Agreement dated as of September 20, 2002, between SynQuest, Inc. and the shareholders named on the signature pages thereof

Exhibit
Number		Description

10.1	—	Employment Agreement by and between SynQuest, Inc. and Joseph Trino dated as of November 1, 1997 (incorporated by reference to Exhibit 10.1 to SynQuest’s Registration Statement on Form S-1 (File No. 33-37518))
10.2	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Joseph Trino dated as of May 20, 2002
10.3	—	Employment Agreement by and between SynQuest, Inc. and Timothy Harvey dated as of November 1, 2001
10.4	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Timothy Harvey dated as of May 20, 2002
10.5	—	Employment Agreement by and between SynQuest, Inc. and John Bartels dated as of November 1, 1997 (incorporated by reference to Exhibit 10.3 to SynQuest’s Registration Statement on Form S-1 (File No. 33-37518))
10.6	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and John Bartels dated as of May 20, 2002
10.7	—	Employment Agreement by and between SynQuest, Inc. and Paul Bender dated as of June 16, 1997 (incorporated by reference to Exhibit 10.4 to SynQuest’s Registration Statement on Form S-1 (File No. 33-37518))
10.8	—	Employment Agreement by and between SynQuest, Inc. and Christopher Jones dated as of September 1, 1998 (incorporated by reference to Exhibit 10.5 to SynQuest’s Registration Statement on Form S-1 (File No. 33-37518))
10.9	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Christopher Jones dated as of May 20, 2002
10.10	—	Employment Agreement by and between SynQuest, Inc. and Ronald Nall dated as of July 5, 2000 (incorporated by reference to Exhibit 10.7 to SynQuest’s Form 10-K for the fiscal year ended June 30, 2000)
10.11	—	Letter Agreement by and between SynQuest, Inc. and Ronald Nall dated as of November 15, 2001
10.12	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Ron Nall dated as of May 20, 2002
10.13	—	Employment Agreement by and between SynQuest, Inc. and Joseph Leary dated as of February 12, 2001 (incorporated by reference to Exhibit 10.2 to SynQuest’s Form 10-Q for the quarterly period ended March 31, 2001)
10.14	—	Letter Agreement by and between SynQuest, Inc. and Joseph Leary dated as of November 15, 2001
10.15	—	Employment Agreement by and between SynQuest, Inc. and Adam Meyerowitz dated as of February 1, 2001 (incorporated by reference to Exhibit 10.1 to SynQuest’s Form 10-Q for the quarterly period ended March 31, 2001)
10.16	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Adam Meyerowitz dated as of May 20, 2002
10.17	—	Employment Agreement by and between SynQuest, Inc. and Fred Brown dated as of November 1, 2001
10.18	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Fred Brown dated as of May 20, 2002
10.19	—	1997 Stock Option Plan dated as of November 9, 1999 (incorporated by reference to Exhibit 10.7 to SynQuest’s Registration Statement on Form S-1 (File No. 33-37518))

Exhibit
Number		Description

10.20	—	Amended and Restated 1997 Stock Option Plan dated October 11, 2000 (incorporated by reference to Annex A to SynQuest’s Definitive Proxy Statement on Schedule 14A for the fiscal year June 30, 2000 as filed with the SEC on March 2, 2001)
10.21	—	Lease Agreement by and between SynQuest, Inc. and Acquiport Peachtree Ridge, Inc. dated as of January 12, 2000 (incorporated by reference to Exhibit 10.16 to SynQuest’s Registration Statement on Form S-1 (File No. 33-37518))
10.22	—	Loan Agreement by and among SynQuest, Inc. and Warburg, Pincus Investors, L.P. dated as of February 13, 2002
10.23	—	Form of Promissory Note and Security Agreement between SynQuest, Inc. and Warburg, Pincus Investors, L.P.
10.24	—	Form of Voting Agreement dated August 30, 2002, between SynQuest, Inc. and the stockholders of Viewlocity, Inc. named on the signature pages thereof (incorporated by reference to Exhibit 99.2 to SynQuest’s Form 8-K (File No. 000-30963))
10.25	—	Amended and Restated Stock Purchase Agreement dated September 20, 2002, among SynQuest, Inc. and the parties listed on the signature pages thereof (incorporated by reference to Annex D to SynQuest’s Preliminary Proxy Statement on Schedule 14A for the fiscal year June 30, 2002 as filed with the SEC on September 26, 2002)
10.26	—	Amended and Restated Shareholders Agreement dated as of September 20, 2002, between SynQuest, Inc. and the shareholders named on the signature pages thereof (incorporated by reference to Annex G to SynQuest’s Preliminary Proxy Statement on Schedule 14A for the fiscal year June 30, 2002 as filed with the SEC on September 26, 2002)
21.1	—	List of subsidiaries (incorporated by reference to Exhibit 21.1 to SynQuest’s Registration Statement on Form S-1 (File No. 33-37518))
23.1	—	Consent of Independent Auditors
99.1	—	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2002.

SYNQUEST, INC.

By:	/s/ JOSEPH TRINO

Joseph Trino
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2002.

Signature	Title

/s/ JOSEPH TRINO Joseph Trino	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN BARTELS John Bartels	Executive Vice President, Finance and Administration (Principal Financial Officer)
/s/ HENRY KRESSEL Henry Kressel	Director
/s/ JOSEPH LANDY Joseph Landy	Director
/s/ THOMAS MADISON Thomas Madison	Director
/s/ PETER TARRANT Peter Tarrant	Director
/s/ JAMES TIETJEN James Tietjen	Director

CERTIFICATIONS

I, Joseph Trino, certify that:

1.	I have reviewed this annual report on Form 10-K of SynQuest, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 27, 2002

/s/ JOSEPH TRINO

Joseph Trino
Chairman of the Board and Chief Executive Officer

I, John Bartels, certify that:

1.	I have reviewed this annual report on Form 10-K of SynQuest, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 27, 2002

/s/ JOHN BARTELS

John Bartels
Executive Vice President, Finance and
Administration and Secretary

SYNQUEST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Auditors	F-2
Consolidated Balance Sheets as of June 30, 2001 and 2002	F-3
Consolidated Statements of Operations for the years ended June 30, 2000, 2001 and 2002	F-4
Consolidated Statements of Changes in Convertible Preferred Stock, Common Stock and Other Shareholders’ Equity (Deficit) for the years ended June 30, 2000, 2001 and 2002	F-5
Consolidated Statements of Cash Flows for the years ended June 30, 2000, 2001 and 2002	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

SynQuest, Inc.

      We have audited the accompanying consolidated balance sheets of SynQuest, Inc. and subsidiaries as of June 30, 2001 and 2002, and the related consolidated statements of operations, changes in convertible preferred stock, common stock and other shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SynQuest, Inc. and subsidiaries at June 30, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses since inception and is actively pursuing additional sources of cash to fund its continuing operating losses. The Company’s existing levels of cash and marketable securities relative to near term anticipated operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

July 29, 2002
(except for the information
included in Note 15, as to
which the date is September 3, 2002)

SYNQUEST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,

	2001	2002

ASSETS
Current assets:
Cash	$1,065,310	$3,151,398
Marketable securities	15,149,642	1,844,071
Accounts receivable (net of allowances of $1,401,000 and $617,000 at June 30, 2001 and 2002, respectively)	2,704,596	2,999,188
Prepaid expenses	791,347	442,427

Total current assets	19,710,895	8,437,084
Property and equipment:
Leasehold improvements	286,351	310,256
Furniture and fixtures	893,429	609,945
Equipment	5,866,645	3,750,422

	7,046,425	4,670,623
Less accumulated depreciation and amortization	(4,726,619)	(3,428,855)

Net property and equipment	2,319,806	1,241,768
Other assets	138,037	92,544

Total assets	$22,168,738	$9,771,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540,338	$785,687
Accrued expenses	4,711,908	3,673,534
Deferred revenue	3,272,502	4,300,740
Current portion of obligations under capital leases	133,049	129,902

Total current liabilities	9,657,797	8,889,863
Obligations under capital leases, less current portion	93,992	48,604
Shareholders’ equity:
Common Stock, $0.01 par value; 100,000,000 shares authorized and 2,943,867 and 2,946,867 shares issued and outstanding at June 30, 2001 and 2002, respectively	29,439	29,469
Additional paid-in capital	127,606,154	127,675,419
Accumulated deficit	(114,837,489)	(126,494,539)
Foreign currency translation adjustment	(381,155)	(377,420)

Total shareholders’ equity	12,416,949	832,929

Total liabilities and shareholders’ equity	$22,168,738	$9,771,396

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2000	2001	2002

Revenue:
Software license fees	$13,181,075	$15,616,812	$8,906,234
Services	12,034,346	16,708,146	12,310,705

Total revenue	25,215,421	32,324,958	21,216,939
Operating expenses:
Cost of license fees	496,814	492,838	637,908
Cost of services	7,535,149	8,849,124	5,937,514
Research and development	10,001,605	9,838,343	7,600,338
Sales and marketing	14,351,477	19,162,166	11,956,140
General and administrative	5,967,661	7,462,421	5,378,667
Restructuring costs	—	—	1,551,624

Total operating expenses	38,352,706	45,804,892	33,062,191

Operating loss	(13,137,285)	(13,479,934)	(11,845,252)
Other income (expense):
Interest expense	(2,723,803)	(416,697)	(33,861)
Interest income and other	87,739	1,063,783	222,063

Total other income (expense)	(2,636,064)	647,086	188,202

Loss before income taxes	(15,773,349)	(12,832,848)	(11,657,050)
Income taxes	—	—	—

Net loss	(15,773,349)	(12,832,848)	(11,657,050)
Accretion of redeemable convertible preferred stock	(3,659,459)	(820,154)	—

Net loss attributable to common stock	$(19,432,808)	$(13,653,002)	$(11,657,050)

Basic and diluted net loss per common share	$(125.84)	$(5.32)	$(3.96)

Weighted average number of shares used in computing basic and diluted net loss per common share	154,426	2,567,400	2,946,631

Pro forma basic and diluted net loss per common share (unaudited)	$(8.79)	$(4.83)

Weighted average number of shares used in computing pro forma basic and diluted net loss per common share (unaudited)	2,211,446	2,825,289

Comprehensive loss:
Net loss	$(15,773,349)	$(12,832,848)	$(11,657,050)
Other comprehensive income (loss):
Foreign currency translation adjustments	(190,687)	(46,892)	3,735

Comprehensive loss	$(15,964,036)	$(12,879,740)	$(11,653,315)

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK,

COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended June 30, 2000, 2001 and 2002

Convertible Preferred Stock

	Series B		Series C		Series D

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 1999	540,016	$1,805,879	2,376,651	$7,947,782	3,692,618	$10,849,185
Issuance of common stock pursuant to exercise of stock options	—	—	—	—	—	—
Issuance of common stock pursuant to subscription agreement	—	—	—	—	—	—
Issuance of warrant to purchase common stock	—	—	—	—	—	—
Accretion of cumulative preferred stock dividends and stock issuance costs	—	66,704	—	293,564	—	258,226
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at June 30, 2000	540,016	1,872,583	2,376,651	8,241,346	3,692,618	11,107,411
Issuance of common stock pursuant to exercise of stock options	—	—	—	—	—	—
Accretion of cumulative preferred stock dividends and stock issuance costs	—	7,811	—	34,380	—	53,417
Conversion of preferred stock and accrued but unpaid dividends into common stock	(540,016)	(1,880,394)	(2,376,651)	(8,275,726)	(3,692,618)	(11,160,828)
Conversion of note payable and accrued interest into common stock	—	—	—	—	—	—
Cashless exercise of warrants	—	—	—	—	—	—
Sale of common stock in initial public offering	—	—	—	—	—	—
Cost of initial public offering	—	—	—	—	—	—
Deferred compensation	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at June 30, 2001	—	—	—	—	—	—
Deferred compensation	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at June 30, 2002	—	$—	—	$—	—	$—

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK,

COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended June 30, 2000, 2001 and 2002 (Continued)

Series F		Series G		Common Stock		Additional		Foreign
						Paid-In	Accumulated	Currency
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Translation

750,000	$3,252,092	5,636,071	$33,401,427	149,252	$1,493	$4,370,884	$(81,751,679)	$(143,576)
—	—	—	—	14,518	145	279,530	—	—
—	—	—	—	12,500	125	1,124,875	—	—
—	—	—	—	—	—	1,328,000	—	—
—	804,144	—	2,236,821	—	—	—	(3,659,459)	—
—	—	—	—	—	—	—	—	(190,687)
—	—	—	—	—	—	—	(15,773,349)	—

750,000	4,056,236	5,636,071	35,638,248	176,270	1,763	7,103,289	(101,184,487)	(334,263)
—	—	—	—	89,913	899	1,540,056	—	—
—	455,277	—	269,269	—	—	—	(820,154)	—
(750,000)	(4,511,513)	(5,636,071)	(35,907,517)	1,434,972	14,350	61,721,628	—	—
—	—	—	—	324,628	3,246	21,130,037	—	—
—	—	—	—	343,084	3,431	(3,431)	—	—
—	—	—	—	575,000	5,750	37,426,750	—	—
—	—	—	—	—	—	(1,301,965)	—	—
—	—	—	—	—	—	(10,210)	—	—
—	—	—	—	—	—	—	—	(46,892)
—	—	—	—	—	—	—	(12,832,848)	—

—	—	—	—	2,943,867	29,439	127,606,154	(114,837,489)	(381,155)
—	—	—	—	—	—	61,795	—	—
—	—	—	—	3,000	30	7,470	—	—
—	—	—	—	—	—	—	—	3,735
—	—	—	—	—	—	—	(11,657,050)	—

—	$—	—	$—	2,946,867	$29,469	$127,675,419	$(126,494,539)	$(377,420)

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2000	2001	2002

Operating Activities
Net loss	$(15,773,349)	$(12,832,848)	$(11,657,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,270,347	1,350,009	1,380,235
(Gain) loss on disposal of equipment	—	(1,788)	4,172
Non-cash stock compensation	63,096	184,722	112,821
Changes in operating assets and liabilities:
Accounts receivable	3,236,943	2,111,358	(206,012)
Other assets	(819,596)	354,551	402,615
Accounts payable	394,042	293,326	(788,027)
Accrued expenses	1,305,885	(317,397)	(1,120,549)
Deferred revenue	4,907,385	(3,873,424)	1,002,006

Net cash used in operating activities	(5,415,247)	(12,731,491)	(10,869,789)
Investing Activities
Net sales (purchases) of marketable securities	—	(15,149,642)	13,305,571
Purchases of property and equipment	(1,175,999)	(1,282,860)	(171,658)

Net cash provided by (used in) investing activities	(1,175,999)	(16,432,502)	13,133,913
Financing Activities
Net borrowings (repayments) under line of credit	4,078,863	(7,642,082)	—
Net borrowings (repayments) from related party	(39,178)	—	—
Payment of stock offering costs	—	(1,301,965)	—
Proceeds from issuance of common stock	1,404,676	37,432,500	—
Proceeds from issuance of common stock under stock option plans	—	1,540,957	7,500
Proceeds from issuance of warrant to purchase common stock	1,328,000	—	—
Repayment of obligations under capital leases	(250,699)	(226,297)	(180,950)

Net cash provided by (used in) financing activities	6,521,662	29,803,113	(173,450)
Effect of exchange rate changes on cash	(111,959)	(30,480)	(4,586)

Net increase (decrease) in cash	(181,543)	608,640	2,086,088
Cash at beginning of period	638,213	456,670	1,065,310

Cash at end of period	$456,670	$1,065,310	$3,151,398

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$1,162,000	$417,000	$34,000

Income taxes	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and
Financing Activities
Capital lease obligations incurred to acquire equipment	$142,000	$115,000	$132,000

See accompanying notes.

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000, 2001 and 2002

1. Description of Business

      SynQuest, Inc. (the “Company”) is principally involved in developing, licensing and servicing its software products that enable enterprises to optimize financial and operational performance across their supply chains. The Company operates principally in the United States and Europe.

      Since inception, the Company has incurred significant operating losses. In light of the decline in revenue from software license fees and the operating losses that are expected to continue, the required use of the Company’s cash and marketable securities to fund these losses has generated a need to actively pursue additional sources of cash to support its operations. There can be no assurance that the Company will be successful in raising additional cash or that the Company will be able to generate profits in the near term. These factors raise a substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company believes that its existing cash and marketable securities, together with its borrowing availability under its credit agreement with Warburg Pincus LLC, will be sufficient to fund operations and capital expenditures through December 31, 2002.

      Management’s plans to address this uncertainty include the active pursuit of additional equity or debt financing, potential merger partners or a combination thereof to generate the level of capital the Company believes is necessary to continue the execution of its business strategy to develop, license, maintain and implement its supply chain planning solutions offered to its customers. (See Note 15 for additional information).

2. Summary of Significant Accounting Policies

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Management reviews the accounting policies used in reporting the Company’s financial results on a regular basis. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these and other items that require management’s estimates due to actual outcomes being different from those on which management based their assumptions.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. The Company has operating subsidiaries in the Netherlands and the United Kingdom.

Marketable Securities

      Marketable securities consists of money market funds which hold short-term, U.S. Treasury securities. These securities have maturities up to 397 days, with a weighted-average maturity of 62 days at June 30, 2002. The Company held marketable securities of approximately $15,150,000 and $1,844,000 at June 30, 2001 and 2002 respectively. The Company has classified these securities as available for sale. Interest earned on the marketable securities amounted to approximately $949,000 and $169,000 in 2001 and 2002, respectively. There was no interest earned on marketable securities in 2000.

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      The Company considers its cash, marketable securities, accounts receivable, accounts payable, other notes payable and capital lease obligations to be its only significant financial instruments and believes that the carrying amounts of these instruments approximate their fair values based on the short-term nature of these instruments. As a result, no unrealized gains or losses were recorded related to the marketable securities.

Foreign Currency Translation

      The balance sheet accounts of the Company’s foreign subsidiaries are translated at the year-end exchange rates and income statement items are translated at the average exchange rates for the period. Resulting translation adjustments are made directly to a separate component of shareholders’ equity. Foreign currency gains and losses resulting from transactions are included in net loss. Foreign currency gains and losses for the periods presented were not material.

Revenue Recognition

      The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position Nos. 98-4 and 98-9, and SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.” The Company allocates the total software arrangement fee among each element of the arrangement where the arrangement with a customer includes rights to multiple software products, specified upgrades, post-contract support and/or other services. The arrangement fee is allocated using the residual method. The arrangement fee is recognized by deferring the fair value of all undelivered elements, as determined based on vendor-specific objective evidence of the fair value of the elements when they are sold separately, and recognizing as revenue the balance of the arrangement fee as attributable to the delivered elements. As a result, all discounts negotiated with a customer in multiple element arrangements are reflected as discounts to the delivered elements of the arrangement, which have typically been software license fees.

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

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based upon labor costs incurred.

Internally Developed Software

      Costs related to internally developed software are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” No amounts related to internally developed software were capitalized at June 30, 2001 or 2002. In March 2000, the Company adopted the Emerging Issues Task Force (“EITF”) No. 00-2, “Accounting for Web Site Development Costs.” In accordance with EITF No. 00-2, the planning stage costs of new web sites are expensed by the Company. The development costs, which are composed of amounts directly involved in developing new web sites, are capitalized. During 2000, approximately $129,000 of development costs were capitalized and no such costs were incurred in 2001 or 2002.

Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives (ranging from 2 to 7 years) of the assets and includes amortization of assets under capital leases. Depreciation expense for 2000, 2001 and 2002 was approximately $1,144,000, $1,350,000 and $1,380,000, respectively.

Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Accounts receivable represent billed and unbilled receivables primarily for license fees and related services. Accounts receivable include $889,000, $284,000 and $233,000 of unbilled accounts receivable at June 30, 2000, 2001 and 2002, respectively. Unbilled accounts receivable are invoiced on dates specified in the contract, generally within six months of contract execution. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management’s estimates in determining the level of allowance for doubtful accounts. Provision for doubtful accounts, included in general and administrative expenses, was approximately $767,000 and $398,000 in 2000 and 2001, respectively. In 2002, based upon an analysis of accounts receivable, lower past due balances as well as successful collection of certain accounts, the Company reduced its allowance for doubtful accounts resulting in a reduction in general and administrative expenses of approximately $341,000. Write-offs of uncollectible accounts in the years ended June 30, 2000, 2001 and 2002 were $540,000, $584,000 and $450,000, respectively.

      In 2002, one customer accounted for 18% of the Company’s total revenue, in 2001 three customers accounted for 18%, 18%, and 10% of the Company’s total revenue, and in 2000 one customer accounted for 21% of the Company’s total revenue.

Stock-Based Compensation

      SFAS No. 123, “Accounting for Stock-Based Compensation,” provides an alternative to Accounting Principles Board’s (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for stock-based compensation issued to employees. The Company adopted the disclosure alternative of the impact of applying SFAS No. 123 and accounts for stock option grants in accordance with APB 25.

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

      The Company accounts for the impairment of its long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

Advertising Costs

      The Company expenses advertising costs the first time the advertising takes place. Advertising costs charged to expense were approximately $183,000, $1,089,000 and $126,000 in 2000, 2001 and 2002, respectively. Prepaid advertising expense was approximately $9,000, $156,000 and $8,000 in 2000, 2001 and 2002, respectively.

Basic and Diluted Net Loss per Share

      Basic net loss per common share is computed based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding during each year, plus potentially dilutive common shares outstanding during the year, in accordance with SFAS No. 128, “Earnings Per Share.” All common share and per share data for all periods prior to the effective date of the reverse stock split has been restated to reflect the one-for-ten reverse split of the Company’s common stock approved in July 2002. (See Note 4 for additional information).

      Any existing convertible preferred shares, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because these securities are anti-dilutive for all periods presented. The total number of shares related to the outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted net loss per common share was 2,353,291, 533,931 and 529,250 for the years ended June 30, 2000, 2001 and 2002, respectively.

      As described in more detail in Note 9, in August 2000, the Company completed an initial public offering (“IPO”) of its common stock. In conjunction with the IPO, the following changes in the Company’s capitalization took place: (1) the conversion into common stock of all outstanding convertible preferred stock, plus accrued and unpaid dividends; (2) the conversion into common stock of outstanding subordinated promissory notes, held by Warburg Pincus LLC in the aggregate principal amount of $15 million, plus accrued interest; and (3) the cashless exercise by Warburg Pincus LLC of all of its warrants to purchase common stock. Unaudited pro forma basic and diluted net loss per common share for the periods in which these securities were outstanding was calculated assuming these changes in the

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s capitalization as of the dates of the instruments’ original issuance or accrual, as presented below.

	Year Ended June 30,

	2000	2001

Net loss	$(15,773,349)	$(12,832,848)
Accretion of convertible preferred stock	(3,659,459)	(820,154)

Net loss attributable to common stock	$(19,432,808)	$(13,653,002)

Pro forma:
Shares used in computing basic and diluted net loss per common share	154,426	2,567,400
Effect of assumed conversion of preferred stock and dividends, subordinated notes payable and interest, and warrants into common stock	2,057,020	257,889

Shares used in computing unaudited pro forma basic and diluted net loss per common share	2,211,446	2,825,289

Unaudited pro forma basic and diluted net loss per common share	$(8.79)	$(4.83)

Reclassification

      Certain amounts reported in the 2000 and 2001 financial statements have been reclassified to conform to the current financial statement presentation. All common share and per share data for all periods prior to the effective date of the reverse stock split has been restated to reflect the one-for-ten reverse split of the Company’s common stock. (See Note 4 for additional information).

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, which has not had a material impact on the Company’s financial statements. The Company will adopt the provisions of SFAS No. 142 effective July 1, 2002, and as the Company does not have any goodwill or intangible assets recorded on its balance sheet, such adoption of SFAS 142 is not expected to have a material impact on the Company’s financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting related to the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but it retains the fundamental provisions of SFAS No. 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company will adopt the provisions of SFAS No. 144 effective July 1, 2002, and does not expect the adoption of SFAS No.144 to have a material impact on the Company’s financial statements.

3. Restructuring

      During 2002, the Company restructured its business operations to more closely align operating expenses with anticipated revenue. In connection with the restructurings, the Company reduced its global workforce in total by 160 full-time equivalents. The reduction in workforce was achieved through a combination of attrition and 127 involuntary terminations and was across all areas of the Company’s business operations. The restructurings resulted in charges of $1,551,624 in 2002, of which $1,410,900 related to severance and related benefits and $140,724 related to lease termination costs. Because the restructurings were completed at different times during the year, the total operating expenses for 2002 do not reflect the full effect of the cost savings resulting from these restructurings. At June 30, 2002, approximately $55,000 of the total restructuring charges incurred in 2002 remained in accrued liabilities primarily for lease termination costs.

4. Reverse Stock Split

      On July 29, 2002, following shareholder approval, the Company effected a one-for-ten reverse split of its common stock. The reverse stock split did not affect the number of authorized shares. No fractional shares of common stock were issued as a result of the reverse stock split. In lieu of receiving fractional shares, shareholders will receive a cash payment in U.S. dollars equal to such fraction multiplied by the closing price of the common stock as reported on The Nasdaq SmallCap Market on the effective date of the reverse stock split. In addition, each option and warrant to purchase common stock on the effective date of the reverse stock split was adjusted so that the number of shares of common stock issuable upon their exercise was divided by ten and the exercise price of each option and warrant was multiplied by ten. The number of shares of common stock reserved under the Company’s stock option plans and for issuance pursuant to warrants to purchase its common stock were similarly adjusted. If the adjustments to the options and warrants described above resulted in any right to acquire a fractional share of common stock, such fractional share was disregarded and the number of shares of common stock reserved for issuance under the plans and warrants and the number of shares of common stock subject to any such options and warrants became the next lower number of shares of common stock, rounding all fractions downward.

5. Subordinated Notes Payable to Related Party

      The Company had entered into eight Subordinated Promissory Note agreements with Warburg Pincus LLC at various dates from May 10, 1995 to July 20, 1997. The notes accrued interest at prime plus 2% annually, adjusted biannually from the date of issuance. Interest and principal were payable on demand. Upon the completion of the IPO, all outstanding Subordinated Promissory Notes held in the aggregate principal amount of $15 million plus all accrued and unpaid interest on such notes were converted into 324,628 shares of common stock at the IPO price, less underwriting discounts and commissions. (See Note 9 for additional information). All common share and per share data for all periods prior to the effective date of the reverse stock split has been restated to reflect the one-for-ten reverse split of the Company’s common stock. (See Note 4 for additional information).

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In conjunction with entering into the Subordinated Promissory Notes, the Company issued warrants to purchase common stock to Warburg Pincus LLC. Upon completion of the IPO, Warburg Pincus LLC exercised, on a cashless basis, all of its outstanding warrants based on the IPO price, less underwriting discounts and commissions, resulting in the issuance of 343,084 shares of common stock. (See Note 9 for additional information).

      The date and amount of each note and the terms of warrants issued and outstanding (as restated) related to each note are summarized as follows:

		Warrants			Value
		to Purchase	Exercise	Expiration	Assigned
	Amount of	Common	Price of	Date of	to
Date of Note	Note	Stock	Warrants	Warrant	Warrants

May 10, 1995	$2,000,000	130,170	$18.00	May 9, 2005	$475,680
September 19, 1995	2,000,000	68,121	29.40	September 18, 2005	—
November 5, 1996	1,500,000	54,545	27.50	November 4, 2006	85,421
December 9, 1996	1,000,000	36,364	27.50	December 9, 2006	53,780
February 17, 1997	2,500,000	90,909	27.50	February 17, 2007	119,917
April 15, 1997	1,500,000	54,545	27.50	April 15, 2007	68,987
May 20, 1997	2,000,000	72,727	27.50	May 20, 2007	78,013
July 20, 1997	2,500,000	71,429	35.00	July 20, 2007	—

Outstanding at June 30, 2000	$15,000,000	578,810

      The Company allocated a portion of the proceeds from each note to the value of the warrants issued as disclosed above. The fair value for the warrants above were estimated at the date of grant using the Black-Scholes model with the following assumptions: risk-free interest rates of 5.54% to 6.87%, a dividend yield of 0%, a volatility factor of 1%, and an expected life of 1.5 to 2 years. The resulting discount on the debt was amortized to interest expense over the expected life of the debt. The discount on the debt was fully amortized at June 30, 1998. The resulting weighted average effective interest rate on the outstanding Subordinated Promissory Notes was 10.4% and 11.2% in 2000 and 2001, respectively.

6. Credit Agreement

      In February 2002, the Company entered into a credit agreement with Warburg Pincus LLC, the beneficial owner of approximately 51% of the Company’s outstanding common stock at June 30, 2002. The credit agreement allows for periodic borrowings up to a maximum of $3 million. The Company’s borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. Interest on outstanding borrowings accrues at the prime rate plus 2% per annum, adjusted biannually from the date of issuance. Borrowings under the credit agreement will be senior to any other Company debt and substantially all Company assets have been pledged as collateral under the credit agreement. The credit agreement expires on December 31, 2002. As of June 30, 2002, no amounts were or had been outstanding under the credit agreement.

7. Capital Leases

      The Company leases various equipment under capital leases with a total cost of approximately $584,222 and $385,116 and accumulated amortization of approximately $338,566 and $233,049 at June 30, 2001 and 2002, respectively.

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments under these capital leases are as follows:

Capital
Leases

Year ending June 30, 2003.	$143,236
2004	50,679
2005	—
2006	—
2007	—

Total minimum lease payments under capital leases	193,915
Less amount representing interest	15,409

Present value of minimum capital lease payments	178,506
Less amounts due within one year	129,902

Long-term obligations under capital leases	$48,604

8. Convertible Preferred Stock

      At June 30, 2000, the Company had outstanding five series of preferred stock: Series B, C, D, F, and G, the terms of which are summarized below.

      At June 30, 2000, the Company had 540,016 authorized, issued and outstanding shares of Series B preferred stock. Each share of Series B preferred stock entitled its holder to receive an annual cash dividend of $0.12 ($0.192 prior to March 1, 1999) per share and to convert it into one-tenth of a share of common stock.

      At June 30, 2000, the Company had 2,376,651 authorized, issued and outstanding shares of Series C preferred stock. Each share of Series C preferred stock entitled its holder to receive an annual cash dividend of $0.12 ($0.192 prior to March 1, 1999) per share and to convert it into one-tenth of a share of common stock.

      The Company had 4,000,000 authorized shares of Series D preferred stock, of which 3,692,618 were issued and outstanding at June 30, 2000. Each share of Series D preferred stock entitled its holder to receive an annual cash dividend of $0.12 ($0.192 prior to March 1, 1999) per share and to convert it into one-tenth of a share of common stock.

      At June 30, 2000, the Company had 750,000 authorized, issued and outstanding shares of Series F preferred stock, all of which were issued during 1997 in conjunction with the purchase of Bender Management Consultants Inc. (“BMC”). Each share of Series F preferred stock entitled its holder to receive non-cumulative cash dividends at an annual rate of $0.192 per share before dividends could be paid to holders of common stock and to convert it into one-tenth of a share of common stock.

      In March 1999, the Company designated 5,636,071 of its authorized preferred stock as Series G preferred stock and sold the shares in a private offering for net proceeds of approximately $32.7 million. Each share of Series G preferred stock entitled its holder to receive an annual cash dividend of $0.3105 per share and to convert it into one-tenth of a share of common stock.

      Upon completion of the IPO, all of the outstanding convertible preferred stock was converted to 1,299,536 shares of common stock.

      Additionally, in June 2000, the board of directors resolved to pay the preferred stock dividends on the Company’s Series B, C, D, F and G preferred stock in the form of the new Series H preferred stock immediately prior to the completion of the IPO. Each share of Series H preferred stock automatically converted into one-tenth of a share of common stock upon completion of the IPO. Accordingly, the

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company issued 1,354,365 shares of Series H preferred stock, which converted into 135,436 shares of common stock upon completion of the IPO.

      Prior to the conversion of all outstanding shares of preferred stock to common stock, the difference between the carrying amount and the amount at which preferred stock could be redeemed or put to the Company was accreted through periodic adjustments to the balance of preferred stock and the accumulated deficit over the period from issuance to the redemption or put date.

      See Note 9 for additional information.

9. Common Stock

      The Company is authorized to issue up to 100 million shares of common stock. Holders of common stock are entitled to dividends declared by the board of directors out of legally available funds. Holders of common stock are entitled to one vote per share. All common share and per share data for all periods prior to the effective date of the reverse stock split has been restated to reflect the one-for-ten reverse split of the Company’s common stock approved in July 2002. (See Note 4 for additional information).

      On August 11, 2000, the Company filed a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with the IPO. The Company received approximately $37.4 million of proceeds, net of underwriting discounts and commissions, from the sale of 575,000 shares of common stock in the IPO. Approximately $10.5 million of the proceeds were used to repay the outstanding balance under the Company’s line of credit. Upon completion of the IPO, all of the outstanding convertible preferred stock was converted to 1,299,536 shares of common stock. Additionally, the board of directors approved the payment of all accrued and unpaid dividends on the outstanding preferred stock of the Company in shares of Series H preferred stock that automatically converted to common stock upon completion of the IPO. Accordingly, the Company issued 1,354,365 shares of Series H preferred stock which converted into 135,436 shares of common stock upon completion of the IPO. Furthermore, upon completion of the IPO, the outstanding Subordinated Promissory Notes held by Warburg Pincus LLC in the aggregate principal amount of $15 million plus all accrued and unpaid interest on such notes converted into 324,628 shares of common stock at the IPO price, less underwriting discounts and commissions. Upon completion of the IPO, Warburg Pincus LLC exercised, on a cashless basis, all of its outstanding warrants based on the IPO price, less underwriting discounts and commissions, resulting in the issuance of 343,084 shares of common stock.

      On May 17, 2000, the Company issued a warrant to purchase 40,000 shares of its common stock at an exercise price of $80.00 per share in connection with a software license agreement for certain of the Company’s standard products and maintenance. Except under circumstances defined in the warrant agreement, the warrant expires in May 2003. The fair value for this warrant was estimated at the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 6.81%, a dividend yield of 0%, a volatility factor of 35.4% and an expected life of three years. The software license and maintenance fees have been reduced by the fair value of the warrant.

      Prior to the Company’s IPO, options were granted to employees for 51,500 shares of common stock with exercise prices less than the estimated market prices on the grant dates. The estimated compensation cost for these options amounted to approximately $735,000 at the grant dates. Stock option compensation expense was approximately $63,000, $185,000 and $113,000 for the years ended June 30, 2000, 2001 and 2002, respectively. The remaining unamortized compensation cost will be amortized over the future vesting periods of the options. The granted options have a one to three year vesting period and have a ten-year exercise period from the date of the grant.

      See Notes 4, 5, 8 and 10 for additional information.

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Stock Option Plans

      The Company’s 1987 and 1997 stock option plans provide for the granting of either incentive stock options or non-qualified options to purchase shares of the Company’s common stock in order to provide incentives to certain employees and directors. The Company’s 1987 plan has expired and the Company is authorized, as of June 30, 2002, to issue up to 620,000 options to purchase common stock under its 1997 plan. These plans allow participants to purchase common stock of the Company at prices set by the board of directors, but in the case of incentive stock options not less than fair market value at the date the option is granted. Unless otherwise specified, outstanding options vest one-third each year. Unexercised options expire ten years after the date of grant unless otherwise specified by the board of directors. All common share and per share data for all periods prior to the effective date of the reverse stock split has been restated to reflect the one-for-ten reverse split of the Company’s common stock. (See Note 4 for additional information).

      The following tables summarize stock option activity, the range of exercise prices, weighted average exercise prices, and weighted average remaining contractual lives for options outstanding and exercisable as of June 30, 2002:

		Weighted
	Number of	Average
Stock Options	Shares	Exercise Price

Outstanding at June 30, 1999	393,787	$25.00
Granted	87,251	54.20
Exercised	(14,518)	19.30
Lapsed or canceled	(31,575)	30.10

Outstanding at June 30, 2000	434,945	30.70
Granted	188,637	70.10
Exercised	(96,376)	25.10
Lapsed or canceled	(33,275)	63.20

Outstanding at June 30, 2001	493,931	44.70
Granted	150,805	6.50
Exercised	(3,000)	2.50
Lapsed or canceled	(152,486)	54.10

Outstanding at June 30, 2002	489,250	30.20
Exercisable at June 30, 2000	251,277	23.20
Exercisable at June 30, 2001	248,376	27.30
Exercisable at June 30, 2002	287,807	32.00
Available for grant at June 30, 2002	130,750

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding
				Exercisable
			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
	of	Exercise	Contractual	of	Exercise
Exercise Prices	Shares	Price	Life	Shares	Price

$ 2.50 to $ 5.10	40,050	$5.10	10	11,250	$5.10
$ 5.70 to $ 5.70	83,512	5.70	9	—	—
$ 6.20 to $ 18.00	77,293	17.20	4	65,904	18.00
$22.50 to $ 27.40	38,840	25.40	8	15,945	25.90
$27.50 to $ 27.50	92,566	27.50	6	85,899	27.50
$30.00 to $ 37.50	85,443	32.70	7	77,066	32.10
$70.00 to $135.00	71,546	90.10	8	31,743	85.60

	489,250	$30.20	7	287,807	$32.00

      The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, generally no compensation expense is recognized.

      Pro forma information regarding net loss is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1996 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions for 2000, 2001 and 2002: risk-free interest rate of 5.2%, 5.4% and 4.6%, respectively; no dividend yield for any year; volatility factor of the expected market price of the Company’s common stock of .01%, 158.2% and 172.3%, respectively; and an expected life of the option of 4 years, 6 years and 6 years, respectively. The weighted average grant-date fair value of options granted in 2000, 2001 and 2002 was $12.10, $58.70 and $6.24 per share, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma net loss for 2000, 2001 and 2002 was $16,362,000 $15,666,000 and $12,887,000, respectively. Pro forma net loss per common share for 2000, 2001 and 2002 was $(129.60), $(6.10) and $(4.37), respectively.

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Operating Leases

      The Company rents office space, office equipment, and vehicles under operating lease agreements. Rent expense for 2000, 2001 and 2002 was approximately $1,473,000, $1,558,000 and $1,597,000, respectively. Future minimum payments under all non-cancelable operating leases at June 30, 2002 are summarized below:

Year ending June 30,

2003	$1,197,000
2004	859,000
2005	829,000
2006	374,000
2007	55,000

Total future minimum lease payments	$3,314,000

12. Income Taxes

      At June 30, 2002, the Company had net operating loss carryforwards of approximately $99 million and tax credits of approximately $1,529,000 for income tax purposes. Of the $99 million in net operating loss carryforwards, approximately $82.3 million relate to the Company’s U.S. operations. These net operating loss carryforwards relating to the U.S. operations, along with the tax credits, expire principally in years 2003 through 2017. The remaining net operating loss carryforwards of approximately $16.7 million relate to the Company’s foreign operations, the majority of which may be carried forward indefinitely. Loss before income taxes attributable to the Company’s foreign operations was $3.6 million, $2.6 million and $918,000 in 2000, 2001 and 2002, respectively.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,

	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$33,145,000	$37,830,000
Allowance for doubtful accounts	478,000	235,000
Accrued liabilities	2,144,000	2,289,000
Research and development credits	1,329,000	1,529,000

Total deferred tax assets	37,096,000	41,883,000
Valuation allowance	(37,096,000)	(41,883,000)
Net deferred tax assets	—	—

Net deferred taxes	$—	$—

      Based on an assessment of available evidence as of June 30, 2001 and 2002, management concluded that the deferred income tax assets should be reduced by a valuation allowance equal to the amount of the net deferred income tax assets.

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

	Year Ended June 30,

	2000	2001	2002

Tax (benefit) at statutory federal rate	$(5,362,000)	$(4,363,000)	$(3,963,000)
State taxes net of federal benefit	(631,000)	(514,000)	(466,000)
Research and development credits	(200,000)	(200,000)	(200,000)
Meals and entertainment	45,000	53,000	29,000
Other, net	50,000	1,000	(187,000)
Change in valuation allowance	6,098,000	5,023,000	4,787,000

Total income tax expense	$—	$—	$—

13. Employee Benefit Plan

      The Company has a 401(k) Profit Sharing Plan for the benefit of eligible employees and their beneficiaries. Essentially all employees are eligible to participate in the Plan and are fully vested. The Company’s contributions to the Plan are discretionary. No contributions were made to the Plan during 2000, 2001 or 2002.

14. Segment and Geographic Information

      The Company is organized around geographic areas. The Company’s operations in the Americas and Europe represent its two reportable segments. The Europe segment is comprised primarily of operations in the United Kingdom and the Netherlands. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments.

      Segment information for the years ended June 30, 2000, 2001 and 2002 is summarized as follows:

	Year Ended June 30,

	2000	2001	2002

Revenue
The Americas
Software license fees	$12,727,971	$14,498,003	$7,876,873
Services	10,391,722	15,042,807	10,473,330

Total the Americas	23,119,693	29,540,810	18,350,203
Europe
Software license fees	453,104	1,118,809	1,029,361
Services	1,642,624	1,665,339	1,837,375

Total Europe	2,095,728	2,784,148	2,866,736
Total	$25,215,421	$32,324,958	$21,216,939

Net Loss
The Americas	$(12,182,624)	$(10,243,205)	$(10,738,601)
Europe	(3,590,725)	(2,589,643)	(918,449)

Total	$(15,773,349)	$(12,832,848)	$(11,657,050)

Total Assets
The Americas	$23,505,826	$39,244,625	$27,406,724
Europe	1,596,072	1,550,207	2,180,918
Eliminations	(16,179,162)	(18,626,094)	(19,816,246)

Total	$8,922,736	$22,168,738	$9,771,396

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All revenue was generated from external customers by the segment reporting the revenue.

      The elimination within total assets represents the Company’s investment in the Europe segment and funding provided for operations.

      Export sales from the United States were approximately $1,546,000, $972,000 and $223,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

15. Subsequent Events

      On August 30, 2002, the Company entered into a definitive merger agreement with Viewlocity, Inc. to merge the companies. Under the agreement, Viewlocity will merge with and into the Company, with the Company remaining as the surviving legal entity. Also, in a private placement the Company will issue up to 13.2 million shares of series A convertible preferred stock at a price of $2.50 per share for total consideration between $27.5 million and $33.0 million consisting of cash investments by existing shareholders of the Company and stockholders of Viewlocity as well as new investors or the conversion of outstanding loans by the purchasers to the Company and Viewlocity. As consideration for the merger, the Company will issue a total of 2,946,867 shares of its common stock to Viewlocity’s Series F Preferred stockholders. The new funding will be used for debt repayment, working capital and general corporate purposes. For accounting purposes, the merger will be treated as a reverse acquisition whereby Viewlocity will be the accounting acquirer.

      The proposed transactions are subject to certain closing conditions as well as approval by the shareholders of the Company and the stockholders of Viewlocity. The transactions are expected to close before December 31, 2002; however, there can be no assurances that these transactions will ultimately close according to the terms outlined herein.