Form 10-Q
period 2002-09-30
SYNQUEST INC
filed 2002-11-06
CIK 1082397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 000-30963

SYNQUEST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	14-1683872 (IRS Employer Identification No.)

3500 Parkway Lane, Suite 555, Norcross, Georgia 30092
(Address of Principal Executive Offices— Zip Code)

Registrant’s Telephone Number, Including Area Code: (770) 325-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

     2,946,797 shares of common stock were outstanding as of November 1, 2002.

SYNQUEST, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNQUEST, INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	SEPTEMBER 30,
	2002	2002

ASSETS		(UNAUDITED)
CURRENT ASSETS:
Cash	$3,151,398	$1,950,073
Marketable securities	1,844,071	448,419
Accounts receivable (net of allowances of $617,000 and $517,000 at June 30 and September 30, 2002, respectively)	2,999,188	3,266,665
Prepaid expenses	442,427	1,363,877

Total current assets	8,437,084	7,029,034
Property and equipment:
Leasehold improvements	310,256	310,256
Furniture and fixtures	609,945	618,728
Equipment	3,750,422	3,781,989

	4,670,623	4,710,973
Less accumulated depreciation and amortization	(3,428,855)	(3,695,705)

Net property and equipment	1,241,768	1,015,268
Other assets	92,544	98,352

Total assets	$9,771,396	$8,142,654
CURRENT ASSETS:
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$785,687	$1,706,190
Accrued expenses	3,673,534	3,170,302
Deferred revenue	4,300,740	4,145,010
Notes payable	—	1,500,000
Current portion of obligations under capital leases	129,902	112,617

Total current liabilities	8,889,863	10,634,119
Obligations under capital leases, less current portion	48,604	27,967
Shareholders’ equity (deficit):
Common Stock, $0.01 par value; 100,000,000 shares Authorized; 2,946,867 and 2,946,797 shares issued and outstanding at June 30 and September 30, 2002, respectively	29,469	29,468
Additional paid-in-capital	127,675,419	127,689,365
Accumulated deficit	(126,494,539)	(129,899,640)
Foreign currency translation adjustment	(377,420)	(338,625)

Total shareholders’ equity (deficit)	832,929	(2,519,432)

Total liabilities and shareholders’ equity	$9,771,396	$8,142,654

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2001	2002

	(UNAUDITED)
Revenue:
Software license fees	$4,229,912	$50,000
Services	3,184,100	3,199,796

Total revenue	7,414,012	3,249,796
Operating expenses:
Cost of license fees	219,102	65,623
Cost of services	1,672,293	1,189,374
Research and development	2,417,588	1,493,604
Sales and marketing	4,764,591	1,611,724
General and administrative	1,714,524	1,261,521
Merger and restructuring costs	881,837	1,017,117

Total operating expenses	11,669,935	6,638,963

Operating loss	(4,255,923)	(3,389,167)
Other income (expense):
Interest expense	(14,037)	(11,107)
Interest income and other	100,676	(4,827)

Total other income (expense)	86,639	(15,934)

Loss before income taxes	(4,169,284)	(3,405,101)
Income taxes	—	—

Net loss	$(4,169,284)	$(3,405,101)

Basic and diluted net loss per common share	$(1.42)	$(1.16)

Weighted average number of shares used in computing basic and diluted net loss per common share	2,945,932	2,946,819

Comprehensive loss:
Net loss	$(4,169,284)	$(3,405,101)
Other comprehensive income (loss):
Foreign currency translation adjustments	22,553	38,795

Comprehensive loss	$(4,146,731)	$(3,366,306)

See accompanying notes.

SYNQUEST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2001	2002

	(UNAUDITED)
OPERATING ACTIVITIES
Net loss	$(4,169,284)	$(3,405,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	426,751	242,578
Non-cash stock compensation	41,879	31,363
Changes in operating assets and liabilities:
Accounts receivable	(4,819,605)	(201,216)
Other assets	(31,834)	(365,851)
Accounts payable	(626,013)	927,164
Accrued expenses	966,500	(557,831)
Deferred revenue	1,110,747	(202,079)

Net cash used in operating activities	(7,100,859)	(3,530,973)
INVESTING ACTIVITIES
Net sales (purchases) of marketable securities	7,604,350)	1,395,653
Purchases of property and equipment	(114,996)	(9,707)

Net cash provided by investing activities	7,489,354	1,385,946
FINANCING ACTIVITIES
Net borrowings (repayments) under credit agreement	—	1,500,000
Private placement costs	—	(551,964)
Proceeds from issuance of common stock under stock option plans	7,500	—
Repayment of obligations under capital leases	(69,455)	(37,922)

Net cash provided by (used in) financing activities	(61,955)	910,114
Effect of exchange rate changes on cash	(333)	33,588

Net increase in cash	326,207	(1,201,325)
Cash at beginning of period	1,065,310	3,151,398

Cash at end of period	$1,391,517	$1,950,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$14,000	$11,000

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred to acquire equipment	$132,000	$—

See accompanying notes.

SYNQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

2. RECLASSIFICATION

     Certain amounts reported in the fiscal 2002 financial statements have been reclassified to conform to the current financial statement presentation. All common share and per share data for all periods prior to the effective date of the reverse stock split has been restated to reflect the one-for-ten reverse split of the Company’s common stock. (See Note 3 for additional information).

3. PROPOSED MERGER AND PRIVATE PLACEMENT

     On August 30, 2002, the Company entered into a definitive merger agreement with Viewlocity, Inc. Under the agreement, Viewlocity will merge with and into the Company, with the Company remaining as the surviving legal entity. Also, the Company will issue up to 13.2 million shares of series A convertible preferred stock in a private placement at a price of $2.50 per share for total consideration between $27.5 million and $33.0 million consisting of cash investments by existing shareholders of the Company and stockholders of Viewlocity, as well as new investors or the conversion of outstanding loans by the purchasers to the Company and Viewlocity. As consideration for the merger, the Company will issue a total of 2,946,867 shares of its common stock to Viewlocity’s series F preferred stockholders. The new funding will be used for debt repayment, working capital and general corporate purposes. For accounting purposes, the merger will be treated as a reverse acquisition, with Viewlocity being the accounting acquirer.

     The proposed transactions are subject to certain closing conditions as well as approval by the shareholders of the Company and the stockholders of Viewlocity. These transactions are expected to close promptly after our annual shareholders meeting on November 15, 2002; however, there can be no assurances that these transactions will close at that time, or that they will ultimately close according to the terms outlined herein.

     During the quarter ended September 30, 2002, the Company incurred approximately $721,000 in costs related to the proposed merger that have been expensed as merger and restructuring costs. Expenses of approximately $552,000 related to the proposed private placement of our series A preferred stock have been deferred and will reduce offering proceeds upon completion of the issuance of the series A preferred stock. At September 30, 2002, approximately $1,099,000 of the total costs incurred related to both the proposed merger and private placement remained in accrued liabilities.

4. REVERSE STOCK SPLIT

     On July 29, 2002, following shareholder approval, the Company effected a one-for-ten reverse split of its common stock. The reverse stock split did not affect the number of authorized shares. No fractional shares of common stock were issued as a result of the reverse stock split. In lieu of receiving fractional shares, shareholders received a nominal cash payment. In addition, each option and warrant to purchase common stock on the effective date of the reverse stock split was adjusted so that the number of shares of common stock issuable upon their exercise was divided by ten and the exercise price of each option and warrant was multiplied by ten. The number of shares of common stock reserved under the Company’s stock option plans and for issuance pursuant to warrants to purchase its common stock were similarly adjusted. If the adjustments to the options and warrants described above resulted in any right to acquire a fractional share of common stock, such fractional share was disregarded and the number of shares of common stock reserved for issuance under the plans and warrants and the number of shares of common stock subject to any such options and warrants became the next lower number of shares of common stock, rounding all fractions downward.

5. BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding during each period, plus potentially dilutive common shares outstanding during the period, in accordance with SFAS No. 128, “Earnings Per Share.” All common share and per share data for the three months ended September 30, 2001 and 2002, has been adjusted to reflect the one-for-ten reverse split of the Company’s common stock approved on July 29, 2002.

     All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because these securities are anti-dilutive for all periods presented. The total number of shares related to the options and warrants excluded from the calculations of diluted net loss per common share was 512,626 and 485,170 for the three months ended September 30, 2001 and 2002, respectively.

6. CREDIT AGREEMENT

     In February 2002, the Company entered into a credit agreement with Warburg Pincus LLC, the beneficial owner of approximately 51% of the Company’s outstanding common stock at September 30, 2002. The credit agreement allows for periodic borrowings up to a maximum of $3 million. The Company’s borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. Interest on outstanding borrowings accrues at the prime rate plus 2% per annum, adjusted biannually from the date of issuance. Borrowings under the credit agreement will be senior to any other Company debt and substantially all of the Company’s assets have been pledged as collateral under the credit agreement. The credit agreement expires on December 31, 2002. As of September 30, 2002, $1.5 million was outstanding under the credit agreement.

7. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company is organized around geographic areas. The Company’s operations in the Americas and Europe represent its two reportable segments. The Europe segment is comprised primarily of operations in the United Kingdom and the Netherlands. The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 are applied consistently across the segments.

     Segment information for the three months ended September 30, 2001 and 2002 is summarized as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2001	2002

Revenue
The Americas
Software license fees	$3,900,429	$50,000
Services	2,845,286	2,530,070

Total the Americas	6,745,715	2,580,070
Europe
Software license fees	329,483	—
Services	338,814	669,726

Total Europe	668,297	669,726

Total	$7,414,012	$3,249,796

Net Loss
The Americas	$(3,645,485)	$(3,232,810)
Europe	(523,799)	(172,291)

Total	$(4,169,284)	$(3,405,101)

Total Assets
The Americas	$37,253,638	$26,067,460
Europe	1,760,257	1,963,376
Elimination	(19,375,210)	(19,888,182)

Total	$19,638,685	$8,142,654

     All revenue was generated from external customers by the segment reporting the revenue.

     The elimination within total assets represents the Company’s investment in the Europe segment and funding provided for operations.

     Export sales from the United States were approximately $63,000 and $58,000 for the three months ended September 30, 2001 and 2002, respectively.

8. RESTRUCTURING

     During the three months ended September 30, 2001, the Company restructured its business operations to more closely align operating expenses with anticipated revenue. In connection with the restructuring, the Company reduced its global workforce by approximately 31%, or 91 full-time employees. The restructuring resulted in a charge of approximately $882,000 in the three months ended September 30, 2001, included in merger and restructuring costs, to cover costs related to the workforce reduction, of which $750,000 related to severance and related benefits, approximately half of which was paid during the quarter ended September 30, 2001 and the majority of the remainder was paid during the following quarter, and $132,000 related to estimated lease termination costs. The Company continued these cost reduction efforts during the remainder of fiscal 2002.

     During the three months ended September 30, 2002, as part of its continuing cost reduction initiatives, the Company reduced its sales and services personnel by 6 full-time employees which resulted in a charge of approximately $296,000, included in merger and restructuring costs, primarily related to severance and related benefits. At September 30, 2002, approximately $41,000 of restructuring charges remained in accrued liabilities primarily related to lease termination costs estimated in prior periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Trends and Developments

     Proposed Merger and Private Placement

     On August 30, 2002, we entered into a merger agreement with Viewlocity, Inc., pursuant to which Viewlocity will be merged with and into us. As consideration for the merger, we will issue a total of 2,946,867 shares of our common stock to Viewlocity’s series F preferred stockholders. Holders of other classes and series of Viewlocity capital stock will receive nominal cash consideration in the merger.

     In addition we entered into an amended and restated stock purchase agreement dated as of September 20, 2002, with our majority shareholder, Warburg Pincus, certain stockholders of Viewlocity and several new investors, who are referred to collectively as the “purchasers.” Pursuant to the stock purchase agreement, we will issue up to 13.2 million shares of our newly created series A preferred stock to the purchasers in a private placement at a price of $2.50 per share, for total consideration between $27.5 million and $33.0 million consisting of cash or the conversion of outstanding loans by the purchasers to us or Viewlocity. Purchasers have subscribed for 11 million shares of series A preferred stock, for total consideration of up to $27.5 million, under the stock purchase agreement. Up to an additional 1 million shares of series A preferred stock for total consideration of $2.5 million, may be issued under the stock purchase agreement to existing purchasers or other persons if agreed by us and a majority-in-interest of the purchasers. If purchasers extend additional bridge loans prior to closing, up to an additional 1.2 million shares of series A preferred stock could be issued under the stock purchase agreement upon conversion of up to $3 million of such additional loans. The proceeds of the private placement will be used for debt repayment, working capital and general corporate purposes.

     Completion of the merger and the private placement are subject to satisfaction of customary closing conditions. We currently anticipate that the transactions will close promptly after our annual shareholders meeting on November 15, 2002.

     Warburg Pincus and Timothy Harvey, our president, have executed voting agreements pursuant to which they have agreed, subject to the terms and conditions of the voting agreements, to vote all of their shares of our common stock in favor of the merger, the private placement and any other matter necessary to effect the merger and the private placement. The shares subject to the voting agreements represent in the aggregate slightly more than 50% of the outstanding voting power of our common stock and are sufficient to approve the merger and the private placement.

     Our Nasdaq SmallCap Market Listing

     We received a letter from Nasdaq dated September 17, 2002, in which Nasdaq indicated its belief that the merger with Viewlocity and the private placement together constitute a “reverse merger” as set forth in Nasdaq Marketplace Rule 4330(f). Nasdaq also stated that we do not comply with the net tangible assets/shareholders’ equity/market value requirements under Nasdaq Marketplace Rule 4310(c) (2) (B). A hearing on these matters was held before a Nasdaq Listing Qualifications Hearing Panel on October 17, 2002. As of the date of this report, the panel has not issued its ruling. If Nasdaq determines that the proposed transactions constitute a “reverse merger” under Nasdaq rules, we will be required to meet the initial listing requirements for inclusion on The Nasdaq SmallCap Market rather than the continued listing requirements in order to remain listed. The initial listing requirements are more stringent than the continued listing requirements. If we are not successful in maintaining our listing on The Nasdaq SmallCap Market, our common stock will be quoted on the Nasdaq-sponsored OTC Bulletin Board Service. There can be no assurances that our appeal will be successful, and even if our appeal is successful there can be no assurances that we will regain compliance with the requirements for initial inclusion or continued inclusion, as applicable, or that our stock will continue to be listed on The Nasdaq SmallCap Market.

     Reverse Stock Split

     On July 29, 2002, following shareholder approval, we effected a one-for-ten reverse split of our common stock. No fractional shares of common stock were issued as a result of the reverse stock split. In lieu of receiving fractional shares, shareholders received a nominal cash payment. In addition, each option and warrant to purchase common stock outstanding on the effective date of the reverse stock split was adjusted so that the number of shares of common stock issuable upon their exercise was divided by ten and the exercise price of each option and warrant was multiplied by ten. The number of shares of common stock reserved under our stock option plans and for issuance pursuant to warrants to purchase our common stock were similarly adjusted. If the adjustments to the options and warrants described above resulted in any right to acquire a fractional share of common stock, such fractional share was disregarded and the number of shares of common stock reserved for issuance under the plans and warrants and the number of shares of common stock subject to any such options and warrants became the next lower number of shares of common stock, rounding all fractions downward. All common share and per share data for all periods prior to the effective date of the reverse stock split has been restated to reflect the one-for-ten reverse split of our common stock.

     Liquidity Constraints

     Our revenue stream continues to be strongly impacted by the continued weak economic environment. In the current economic environment, many companies have severely reduced or postponed their capital spending activities. In addition, when companies are able to pursue the licensing of our products, we continue to experience a slowdown in our sales cycles as a result of these companies’ lengthened approval process for entering into software license transactions. Companies are taking additional time to assess and prioritize purchases, as well as requiring additional approvals for such purchases. We believe that these companies still consider our solutions to be important; however, the reduced spending and delays have had the effect of reducing revenue from software license fees. In addition, we also believe that during the past nine months our ability to close software license transactions has been negatively impacted by prospect’s concerns about out limited cash to fund operations. We believe that our future software license fees, as well as our ability to predict future revenues, will be negatively impacted as long as companies continue to constrain their software licensing activities.

     In February 2002, we entered into a credit agreement with Warburg Pincus, the beneficial owner of approximately 51% of our outstanding common stock. The credit agreement allows for periodic borrowings up to a maximum of $3 million. Our borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. The credit agreement expires on December 31, 2002. At September 30, 2002, we had $1.5 million outstanding under the credit agreement, and on October 24, 2002 we borrowed an additional $500,000, resulting in a total outstanding balance under the credit agreement of $2.0 million.

     We believe that our existing cash balance, short term investments and cash flow from operations, coupled with the $1.0 million remaining availability under the credit agreement with Warburg Pincus, will be sufficient to fund our operations, including our working capital and capital expenditure requirements, until at least November 30, 2002. While the merger and the private placement, described above, are expected to close promptly after our annual shareholders meeting on November 15, 2002, there can be no assurances that these transactions will ultimately close according to the terms described above. If the transactions do not close and we are unable to make a profit in the near term, we will be unable to fund our future operations.

Critical Accounting Policies and Use of Estimates

     Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and other items that require management’s estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect the most significant areas involving management’s judgments and estimates. In addition, please refer to Note 2 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, for further discussion of our accounting policies.

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

Results of Operations

     The following table sets forth selected statement of operations data expressed as a percentage of our total revenue for the three months ended September 30, 2001 and 2002, respectively.

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2001	2002

Revenue:
Software license fees	57.1%	1.5%
Services	42.9	98.5

Total revenue	100.0	100.0
Operating expenses:
Cost of license fees	2.9	2.0
Cost of services	22.6	36.6
Research and development	32.6	46.0
Sales and marketing	64.3	49.6
General and administrative	23.1	38.8
Merger and restructuring costs	11.9	31.3

Total operating expenses	157.4	204.3

Operating loss	(57.4)	(104.3)
Other income (expense):
Interest expense	(0.2)	(0.3)
Interest income and other	1.4	(0.2)

Total other income (expense)	1.2	(0.5)

Loss before income taxes	(56.2)	(104.8)

Net loss	(56.2)%	(104.8)%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Software License Fees Revenue. Revenue from software license fees decreased to $50,000 in the three months ended September 30, 2002 from $4.2 million in the same period in fiscal 2002. Over the past twelve months, many companies severely reduced or postponed their capital spending activities. In addition, when companies were able to pursue the licensing of our products, we experienced a slowdown in our sales cycles as a result of these companies’ lengthening approval processes for entering into software license transactions. Companies continue to take additional time to assess and prioritize purchases, as well as obtain additional approvals for such purchases. We believe that these companies still consider purchases of our software products to be important; however, the reduced spending and delays have had the effect of reducing our revenue from software license fees. In addition, we also believe that during the past nine months, and in particular, during the three months ended September 30, 2002, our ability to close software license transactions has been negatively impacted by prospects’ concerns about our liquidity.

     We believe that our future software license fees will be negatively impacted as long as companies continue to constrain their software licensing activities in light of the weak economy and continue to have concerns about our liquidity. As a result of the decline in software license fees during the first quarter of fiscal 2003, revenue from software license fees as a percentage of total revenue decreased to 1.5% for the three months ended September 30, 2002 from 57.1% for the same period in fiscal 2002.

     Services Revenue. Revenue from services was approximately $3.2 million in both the three months ended September 30, 2002 and 2001. While maintenance and ongoing support services increased as a result of maintenance fees from software license transactions entered into since September 30, 2001, the increase was offset by a decline in implementation services. The reduction in implementation services was the result of a decline in new license contracts during the past few quarters as compared to the same period last year, as well as a shift in the mix of products licensed which require less implementation services from us. As a percentage of total revenue, revenue from services increased to 98.5% for the three months ended September 30, 2002 from 42.9% for the same period in fiscal 2002 as a result of the decrease in revenue from software license fees.

     Total Revenue. Total revenue decreased 56.2% to $3.2 million in the three months ended September 30, 2002 from $7.4 million in the same period in fiscal 2002.

     Cost of License Fees. Cost of license fees decreased to $66,000 in the three months ended September 30, 2002 from $219,000 in the same period in fiscal 2002. As a result of the reduction in license fees, we paid lower royalties to a third party on software license fees generated from our Inbound Planning Engine product and we had a reduction in sublicense fees paid by us to third parties for the third parties’ software which we licensed along with our products. In addition, during the three months ended September 30, 2002, cost of license fees included minor adjustments related to royalties paid on prior period software license fees. As a percentage of total revenue, these costs decreased to 2.0% for the three months ended September 30, 2002 from 2.9% for the same period in fiscal 2002 as a result of the decrease in cost partially offset by the decrease in total revenue.

     Cost of Services. Cost of services decreased 28.9% to $1.2 million in the three months ended September 30, 2002 from $1.7 million in the same period in fiscal 2002. As a result of the decrease in cost of services, as a percentage of services revenue, cost of services decreased to 37.2% for the three months ended September 30, 2002 from 52.5% in the same period in fiscal 2002 which resulted in an increase in the services margin to 62.8% in the three months ended September 30, 2002 from 47.5% in the same period in fiscal 2002. The decrease in the dollar amount of the cost of services was primarily the result of the decreased number of personnel and their related costs, such as compensation and travel, as a result of the restructurings during fiscal 2002 and the first three months of fiscal 2003.

     Research and Development. Research and development expenses decreased 38.2% to $1.5 million in the three months ended September 30, 2002 from $2.4 million in the same period in fiscal 2002. This decrease was primarily due to a decrease in the number of personnel engaged in research and development activities and their related costs, such as compensation and travel, as a result of the restructurings during fiscal 2002 as well as our decreased use of third-party contractors. Despite the decrease in the actual dollar amount of research and development expenses, as a percentage of total revenue these costs increased to 46.0% for the three months ended September 30, 2002 from 32.6% for the same period in fiscal 2002 as a result of the decrease in total revenue.

     Sales and Marketing. Sales and marketing expenses decreased 66.2% to $1.6 million in the three months ended September 30, 2002 from $4.8 million in the same period in fiscal 2002. As a result of the restructurings during fiscal 2002 and the first three months of fiscal 2003, the number of personnel involved in sales and marketing activities decreased, and as a result, costs, such as compensation, travel and office rent expense, decreased by approximately $2.2 million. Sales and marketing expenses also decreased approximately $685,000 as a result of lower commissions on the reduced license revenue and by approximately $270,000 due to reduced advertising and promotional spending. As a percentage of total revenue, these costs decreased to 49.6% for the three months ended September 30, 2002 from 64.3% for the same period in fiscal 2002 as a result of the decrease in total sales and marketing expenses partially offset by the decrease in total revenue.

     General and Administrative. General and administrative expenses decreased 26.4% to $1.3 million in the three months ended September 30, 2002 from $1.7 million in the same period in fiscal 2002. This decrease was primarily due to an approximately $327,000 reduction in personnel costs and general corporate expenses as a result of the restructurings during fiscal 2002. In addition, due to lower past due balances, we reduced our allowance for doubtful accounts during the three months ended September 30, 2002, resulting in a reduction in general and administrative expenses of $100,000 compared to a provision for doubtful accounts included in general and administrative expenses in the same period in fiscal 2002 of approximately $26,000. Despite the decrease in general and administrative expenses, as a percentage of total revenue these costs increased to 38.8% for the three months ended September 30, 2002 from 23.1% for the same period in fiscal 2002 as a result of the decrease in total revenue.

     Merger and Restructuring Costs. Merger and restructuring costs during the three months ended September 30, 2002 included approximately $721,000 of costs related to the proposed merger with Viewlocity. Expenses related to the proposed private placement of our series A preferred stock have been deferred and will offset proceeds to be received upon the issuance of the series A preferred stock.

     During the three months ended September 30, 2001, we began our restructuring efforts to more closely align operating expenses with anticipated revenue. In connection with the restructuring, we reduced our global workforce by approximately 31%, or 91 full-time employees. The restructuring resulted in a charge of approximately $882,000 in the three months ended September 30, 2001 to cover costs related to the workforce reduction, of which $750,000 related to severance and related benefits and $132,000 related to lease termination costs. We continued our cost reduction efforts during the remainder of fiscal 2002.

     During the three months ended September 30, 2002, in light of the continued weak economic factors affecting our industry and uncertainty regarding the future, we continued the cost reductions begun in fiscal 2002. We reduced our sales and services personnel by an additional 6 full-time employees which resulted in a charge of approximately $296,000 in the three months ended September 30, 2002, primarily related to severance and related benefits, most of which was paid during the quarter ended September 30, 2002.

     Operating Loss. As a result of the above factors, our operating loss increased to $3.4 million in the three months ended September 30, 2002 from $4.3 million in the same period in fiscal 2002.

     Other Income (Expense). Other income (expense) is primarily the net of interest income and interest expense. Other income (expense) was approximately $(16,000) of expense in the three months ended September 30, 2002 as compared to $87,000 of income in the same period in fiscal 2002. The decline in other income (expense) was primarily due to a decrease in interest income to approximately $8,000 in the three months ended September 30, 2002 compared to approximately $100,000 in the three months ended September 30, 2001, as a result of the decreased level of investment in government short-term marketable securities and a decline in the interest rate earned on these investments.

     Income Taxes. During the three months ended September 30, 2002 and 2001, we reported losses for both financial reporting and income tax purposes. As a result, we made no significant provision for income taxes in either period.

     Net Loss. As a result of the above factors, our net loss decreased to $3.4 million in the three months ended September 30, 2002 compared to $4.2 million in the same period in fiscal 2002.

Liquidity and Capital Resources

     Historically, we have financed our operations and our capital expenditures primarily through funds generated from operations, sales of our preferred stock and borrowings from Greyrock Capital and Warburg Pincus, our principal shareholder. In August 2000, we completed the initial public offering of our common stock and received proceeds, net of underwriting discounts and commissions, of approximately $37.4 million. Approximately $10.5 million of the net proceeds were used to repay the outstanding balance of our line of credit with Greyrock Capital which terminated on December 31, 2000. We have used the remainder of the net proceeds from our initial public offering for working capital, including funding of operating losses and other general corporate purposes.

     In February 2002, we entered into a credit agreement with Warburg Pincus, the beneficial owner of approximately 51% of our outstanding common stock. The credit agreement allows for periodic borrowings up to a maximum of $3 million. Our borrowing capacity under the credit agreement will be reduced by any amounts which have been borrowed and repaid. Interest on outstanding borrowings accrues at the prime rate plus 2% per annum, adjusted biannually from the date of issuance. Borrowings under the credit agreement will be senior to any other Company debt and substantially all of our assets have been pledged as collateral under the credit agreement. The credit agreement expires on December 31, 2002. As of September 30, 2002, we have borrowed $1.5 million under the credit agreement. At September 30, 2002, our primary sources of liquidity consisted of cash totaling approximately $2.0 million, $448,000 of government short-term marketable securities, and $1.5 million remaining under the credit agreement with Warburg Pincus. On October 24, 2002, we borrowed an additional $500,000 under the credit agreement resulting in a total outstanding balance under the credit agreement of $2.0 million.

     We believe that our existing cash balance, short term investments and cash flow from operations, coupled with the remaining $1.0 million of availability under our credit agreement with Warburg Pincus, will be sufficient to fund our operations, including our working capital and capital expenditure requirements, until at least November 30, 2002. While the proposed Viewlocity merger and private placement are expected to close promptly following our annual shareholders meeting on November 15, 2002, there can be no assurances that these transactions will close at that time, or that they will ultimately close according to the terms described above. If the transactions do not close and we are unable to make a profit in the near term, we will be unable to fund our future operations.

     Cash used in our operating activities was $3.5 million for the three months ended September 30, 2002 compared to $7.1 million for the same period in fiscal 2002. The cash used in operating activities for the three months ended September 30, 2001 resulted primarily from our $3.4 million net loss, a $558,000 decrease in accrued expense and a $366,000 increase in other assets, partially offset by a $927,000 increase in accounts payable. The decrease in accrued expenses resulted primarily from reductions in accrued salaries and wages as well as accounting and legal expenses. The increase in other assets was primarily due to an increase in prepaid insurance expense as a result of the renewals of certain policies. The increase in accounts payable was due to costs associated with the proposed merger with Viewlocity and the private placement of our series A preferred stock. The cash used in operating activities for the three months ended September 30, 2001 resulted primarily from our $4.2 million net loss and a $4.8 million increase in accounts receivable partially offset by a $1.1 million increase in deferred revenue. The increase in accounts receivable was due to the timing of software license transactions closed in the first quarter of fiscal 2002. The increase in deferred revenue was due to an increase in deferred maintenance and support revenue.

     Cash provided by our investing activities was approximately $1.4 million for the three months ended September 30, 2002 compared to $7.5 million in the same period in fiscal 2002. During the three months ended September 30, 2002 and 2001, the cash provided by investing activities was used primarily to fund our operating losses. During fiscal 2001, we invested the net proceeds received from our IPO in interest-bearing securities of the U.S. government or its agencies and have used such proceeds for working capital, including funding of operating losses and other general corporate purposes. At September 30, 2002, our investment in government marketable securities was $448,000. In addition, during the three months ended September 30, 2002, approximately $10,000 of cash used in investing activities was for purchases of computer hardware and software, as well as furniture and fixtures, compared to $115,000 of cash used for purchases of similar assets during the three months ended September 30, 2001.

     Cash provided by our financing activities amounted to approximately $910,000 during the three months ended September 30, 2002 compared to cash used in our financing activities of approximately $62,000 in the same period in fiscal 2002. During the three months ended September 30, 2002, we borrowed $1.5 million under our credit agreement with Warburg Pincus which was partially offset by approximately $552,000 of costs related to the proposed private placement of our series A preferred stock and $38,000 used to repay obligations under capital leases. During the three months ended September 30, 2001, the cash used in our financing activities related primarily to the repayment of obligations under capital leases.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS No. 141”), “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Neither of these statements materially impacted our financial statements upon adoption.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s Opinion No. 30 (“APB 30”), Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS No. 144 effective July 1, 2002, which has not had a material impact on our financial statements.

Forward-Looking Statements

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include:

•	discussions of the effects of our proposed business combination and the related private placement, as described herein;

•	financial condition;

•	results of operations;

•	growth opportunities for existing services and products;

•	plans and objectives of management;

•	the market for our securities;

•	our Nasdaq SmallCap Market listing status;

•	buying patterns of potential and existing customers;

•	use of third-party lead sources; and

•	the financial and regulatory environment in which we operate.

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

•	the extent of our ability to integrate the operations of Viewlocity with ours;

•	the effects of vigorous competition with larger and better-established companies in the markets in which we operate;

•	the impact of technological change on our business, and new entrants and alternative technologies in our respective markets and businesses;

•	the effect of the proposed business combination and private placement described herein on our Nasdaq SmallCap Market listing status;

•	the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002; and

•	other risks referenced from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.	CONTROLS AND PROCEDURES

     As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 29, 2002, we held a special meeting of the shareholders to vote on the adoption and approval of an amendment to our Third Amended and Restated Articles of Incorporation which provided for a one-for-ten reverse split of our common stock. The voting results were as follows:

	For	Against	Abstain

Amend our Third Amended and Restated Articles of Incorporation	26,438,102	191,838	2,800

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

Current Report on Form 8-K filed on September 5, 2002, which announced the Viewlocity merger and the private placement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2002	/s/ Joseph Trino

(Date)	Joseph Trino Chairman of the Board and Chief Executive Officer

November 6, 2002	/s/ John Bartels

(Date)	John Bartels Executive Vice President, Finance and Administration (Principal Financial Officer)

CERTIFICATIONS

I, Joseph Trino, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SynQuest, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ JOSEPH TRINO

Joseph Trino Chairman of the Board and Chief Executive Officer

I, John Bartels, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SynQuest, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ JOHN BARTELS

John Bartels Executive Vice President, Finance and Administration