Form 10-K
period 2002-12-31
VIEWLOCITY INC
filed 2003-03-20
CIK 1082397

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-30963

Viewlocity, Inc.
(Exact name of registrant as specified in governing instrument)

Georgia (State of organization)	14-1683872 (IRS Employer Identification No.)
3475 Piedmont Road, Suite 1700, Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)
Registrant's telephone number, including area code: (404) 267-6400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 per share (Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the average of the closing bid and ask quotations on the OTC Bulletin Board) on February 28, 2003 was approximately $2.1 million. As of March 7, 2003, there were 5,893,654 shares of common stock, $.01 par value, outstanding

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

VIEWLOCITY, INC.

TABLE OF CONTENTS

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	20
Item 6.	SELECTED FINANCIAL DATA	23
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
	Recent Developments	24
	Overview of Business Operations	25
	Discontinued Operations	28
	Critical Accounting Policies and Use of Estimates	28
	Results of Operations	31
	Year Ended December 31, 2002 Compared to Year Ended December 31, 2001	32
	Year Ended December 31, 2001 Compared to Year Ended December 31, 2000	34
	Unaudited Quarterly Results of Operations Data	36
	Liquidity and Capital Resources	38
	Recent Accounting Pronouncements	39
	Risk Factors	40
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	45
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	46
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	46
PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	46
Item 11.	EXECUTIVE COMPENSATION	46
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	46
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	47
PART IV
Item 14.	CONTROLS AND PROCEDURES	47
Item 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,AND REPORTS ON FORM 8-K	48

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current intent, belief or expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," "seeks," "estimates", and similar expressions or variations of these words are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include discussions of the length of time our sources of liquidity will be sufficient to support our operations, our ability to raise additional cash, the effect of future economic events on our operations, buying patterns of potential customers, descriptions of our plans, and the use of third-party lead sources. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current intent, belief or expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those anticipated. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other filings with the Securities and Exchange Commission ("SEC").

PART I

Item 1. BUSINESS

Recent Developments

        Viewlocity Delaware Merger.    On November 15, 2002, pursuant to an Agreement and Plan of Merger dated August 30, 2002 (the "Merger Agreement"), we consummated our previously announced merger (the "Merger") with Viewlocity, Inc., a Delaware corporation ("Viewlocity Delaware"). In the Merger, Viewlocity Delaware was merged with and into Synquest. As consideration for the Merger, we issued a total of 2,946,857 shares of our common stock to the holders of Viewlocity Delaware's series F convertible preferred stock. Holders of other classes and series of Viewlocity Delaware capital stock received nominal cash consideration. The total consideration paid in the Merger was determined through arm's length negotiations between our representatives and representatives of Viewlocity Delaware.

        Subsequent to the Merger, we changed our corporate name from SynQuest, Inc. to Viewlocity, Inc. We remain incorporated in the State of Georgia. However, we moved our principal executive offices to 3475 Piedmont Road, Suite 1700, Atlanta, Georgia 30305, and changed our telephone number to (404) 267-6400.

        The Merger has been accounted for as a "reverse acquisition" for accounting purposes. As a result, Viewlocity Delaware is treated as the acquiror for accounting purposes, and Viewlocity Delaware's historical results of operations have become those of the combined company. Synquest's results of operations have been included with Viewlocity Delaware's beginning on November 15, 2002, the effective date of the Merger. Prior to the Merger, our fiscal year ended June 30th of each year. However, Viewlocity Delaware's fiscal year ended on December 31st of each year. Because Viewlocity Delaware is considered the accounting acquiror and continuing reporting entity in the Merger, our fiscal year has been changed to end on December 31st.

        Private Placement.    Concurrently with the consummation of the Merger, on November 15, 2002, pursuant to an Amended and Restated Stock Purchase Agreement dated September 20, 2002 (the "Stock Purchase Agreement"), we completed our previously announced private placement of 11,132,828 shares of our newly created series A preferred stock (the "Series A Preferred") for total consideration of $27.8 million (the "Private Placement"). Of the total consideration in the Private Placement, $24.6 million consisted of cash, and $3.2 million consisted of conversion of outstanding loans previously made by certain of the purchasers. We used approximately $4.0 million of the proceeds from the Private Placement to repay principal and accrued interest on indebtedness. We will use the remaining proceeds of the Private Placement for debt repayment, working capital and general corporate purposes. The terms of the Series A Preferred are set forth in the Articles of Amendment to our Third Amended and Restated Articles of Incorporation filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 22, 2002. The purchasers of the Series A Preferred were Battery Ventures IV, L.P. and Battery Investment Partners IV LLC, which also were holders of shares of Viewlocity Delaware's series F convertible preferred stock; Liberty Mutual Insurance Company, which was a holder of shares of Viewlocity Delaware's series F convertible preferred stock; Warburg, Pincus Investors, L.P., which was our majority shareholder prior to the Merger and Private Placement; Ticonderoga E-Services Fund II, L.P.; C. Jeffrey Simpson, the former chief executive officer of Viewlocity Delaware and our current chief executive officer; and Tilion, Inc.

        As a result of the Merger and the Private Placement, the shares of common stock held by our shareholders immediately prior to the Merger and the Private Placement represent approximately 17.3% of the equity of the combined company; the shares of our common stock held by the former shareholders of Viewlocity Delaware represent approximately 17.3% of the equity of the combined company; and the shares of Series A Preferred issued in the Private Placement represent approximately 65.3% of the equity of the combined company, in each case assuming full conversion of the Series A Preferred.

        Our shareholders approved the Merger and the Private Placement, including an amendment to our Articles of Incorporation to designate the terms and preferences of the Series A Preferred, at our 2002 Annual Meeting of Shareholders held on November 15, 2002.

        In connection with the Merger and the Private Placement, we entered into an Amended and Restated Shareholders Agreement, dated as of September 20, 2002, with certain of the parties who became our shareholders upon consummation of the Merger and the Private Placement, including the shareholders listed above. Pursuant to the shareholders agreement, the parties agreed to vote the securities owned by them in favor of the election of directors as provided in the shareholders agreement. For a period of two years following the date of the shareholders agreement, each investor in the Private Placement agreed that if, upon the recommendation of the our board of directors, we make a tender offer for the outstanding shares of our common stock using then-existing funds or additional funds invested by the investors, the investor will not tender any shares of our common stock held by the investor. In addition, under the shareholders agreement, each investor has rights of first refusal to subscribe for any additional equity securities we issue, excluding certain designated issuances.

        Additionally, we entered into an Amended and Restated Registration Rights Agreement dated as of September 20, 2002, with certain of the parties who became our shareholders upon consummation of the Merger and the Private Placement, including the shareholders named above. Pursuant to the registration rights agreement, we agreed to file a registration statement within 180 days after the closing of the Merger and Private Placement covering (i) the common stock issuable upon conversion of the Series A Preferred, (ii) the common stock issued to Viewlocity Delaware's series F stockholders in the Merger who agree to have their shares included in the registration statement, and (iii) the common stock currently held by Warburg Pincus Investors, L.P, our majority shareholder prior to the Merger. The shareholders covered by the registration rights agreement have agreed not to sell or transfer their shares of our capital stock for one year following the closing of the Merger and the Private Placement.

        Changes in Our Executive Officers and Directors in Connection with the Merger.    Pursuant to the Merger Agreement, on November 15, 2002, immediately prior to the consummation of the Merger and the Private Placement, all of our directors resigned as members of our board of directors. Effective immediately following these resignations, the following persons were appointed as our directors pursuant to the terms of the Merger Agreement and the Amended and Restated Shareholders Agreement: William J. Geary, C. Jeffrey Simpson, William M. Stuek, Scott R. Tobin, and James R. Wilson. Messrs. Simpson, Stuek, Tobin and Wilson were directors of Viewlocity Delaware prior to the Merger.

        Pursuant to the Merger Agreement, on November 15, 2002, the following executive officers resigned from their positions as our officers:

Name	Former Position
Joseph Trino	Chairman of the Board and Chief Executive Officer
Timothy Harvey	President and Chief Operating Officer
John Bartels	Executive Vice President, Finance and Administration
Christopher Jones	Executive Vice President, Corporate Development and Marketing
Ronald Nall	Executive Vice President, Product Delivery & Field Services
Fred Brown	Senior Vice President, Industry Solutions
Adam Meyerowitz	General Counsel

        Following acceptance of these resignations, the following persons were appointed by our board of directors as our executive officers, each of whom were officers of Viewlocity Delaware prior to the Merger:

Name	Position
C. Jeffery Simpson	Chairman of the Board and Chief Executive Officer
L. Allen Plunk	Executive Vice President, Chief Financial Officer and Corporate Secretary
Scott Hausman	Executive Vice President of Marketing and Corporate Development
Peter Janico	Executive Vice President of Field Operations
Michael Sherman	Executive Vice President of Product Development

Overview

        Viewlocity is a leader in providing Adaptive Supply Chain Management ("ASCM") software and service solutions. Our solutions enable companies to operate their complex supply chains more efficiently and reach their customers more effectively by providing solutions for planning and managing the processes, interactions, and transactions that are inherent in operating an extended supply chain among vendors and customers. Our solutions enable companies to bridge the gap between supply chain planning and execution while managing the constant flow of events and exceptions to their plan that inhibit the financial and operational performance of the supply chain.

        A complex supply chain is one with a large number of participants manufacturing and moving parts, products, and supplies around multiple locations by different modes of transportation. Companies with complex supply chains can be found within nearly all industries. Example industries where complex supply chains are often found include: high-technology and electronics, automotive and industrial products, aerospace and defense, retail and consumer packaged goods. Viewlocity's solutions are designed for companies that need flexibility due to the dynamic nature of their industries, allowing them to more effectively plan and manage the events and transactions within their extended supply chains.

        In 2002, Viewlocity Delaware and SynQuest merged, bringing together supply chain planning and execution with the goal of offering unique software and service solutions to enable more adaptive supply chains. The combined offerings will leverage supply chain planning, supply chain event management ("SCEM"), and data integration capabilities to help our customers decrease inventory requirements, increase customer service levels, and more efficiently utilize manufacturing and distribution capacity across the supply chain.

        Adaptive Planning.    Our expertise in adaptive planning comes from the 15 years of experience that we have accumulated as a provider of planning and optimization solutions. Our solutions were among the first to offer true profit optimization capabilities in supply chain planning applications, giving customers the ability to plan their supply chain activities with a broader understanding of the financial and customer service impacts of specific decisions. These innovative products spanned the planning continuum from strategic to tactical, through such solutions as business strategy planning, inbound logistics planning, complex order planning, and manufacturing planning.

        Adaptive Execution.    Our adaptive execution expertise is the culmination of over 14 years of integration and supply chain experience. We and our solutions were built on the foundation of an enterprise application integration ("EAI") business founded in 1988 by Frontec AB, a systems integration company based in Sweden. Having a tremendous amount of experience integrating systems across supply chains to bring the necessary information together to make critical operational decisions regarding supply chain operations, in 1999, Frontec AB founded Viewlocity Delaware with the mandate to focus on addressing those issues. By 2000, when AMR Research described the market by coining the phrase 'Supply Chain Event Management' or SCEM, we had leveraged considerable capabilities and experience in data acquisition across the supply chain and were recognized as a leader in SCEM solutions. Our adaptive execution solutions automatically notify the affected parties of exceptions to planned operations, recommend corrective actions, and enable collaborative resolution.

        When integrated into a company's existing supply chain related applications, our adaptive planning and execution solutions enable companies, including companies with global, complex, extended supply chains, to become increasingly flexible in dealing with the constant changes in supply and demand and the reality of unplanned events within their operations. Our software solutions have broad applicability, but we have initially targeted manufacturing companies in the following industries: automotive original equipment manufacturers ("OEM"), including their tier-one suppliers; high-technology manufacturers, such as computer and electronics manufacturers; third party manufacturers and logistics providers that provide distribution and logistics services for major manufacturers; and retail, apparel, and consumer packaged goods ("CPG") companies.

        We believe companies in these industries face considerable competitive pressure, which is intensified due to the high-cost of variability in supply chain performance, and can improve bottom-line performance and increase customer service levels by improving the efficiency and performance of their extended supply chains. These companies need solutions that are capable of delivering significant financial benefits by quickly solving problems that arise in manufacturing and supply chain operations. Our solutions are capable of helping these companies collaborate with their trading partners and customers to further improve profit and customer service; and readily interface with a broad range of our customers' existing enterprise applications, as well as the web-based platforms of their trading partners. As of December 31, 2002 our global customer list included, APL Logistics Hong Kong Ltd. Dell Computer Corporation, DHL Systems, Inc., Nissan North America, Inc., Ford Motor Company, Printpack Holdings, Inc., Hon Industries, Inc., and others.

Trends Driving the Supply Chain Solutions Market

        We believe the following trends are driving the supply chain solutions market:

        Increased Need for Flexibility.    In order to respond to shorter product lifecycles, increasing proliferation of products and services, and rapidly changing business conditions, companies are seeking to build flexibility into their supply chains. The flexibility they are seeking begins with the ability to design supply chain networks that can be quickly and easily configured to meet the rapidly changing needs of end customers. It continues through the ability to plan and execute operation plans, taking into account varying supplier, manufacturing, and distribution capacities and costs as well as variable routes, current inventory levels, inventory positions in the supply chain, and the costs associated with both holding the inventory and moving it. Flexibility also means being able to rapidly re-prioritize orders as they move into and across the factory floor. Companies are seeking flexibility through a 'resilient' supply chain — one that can identify exceptions to their plan, rapidly identify options for resolution, and execute a specific course of action against the best available option to get the company and its supply chain back on track.

        Continued Pressure to Reduce Inventories.    Inventory carrying costs such as obsolescence, shrinkage/theft, damage, capital commitment, insurance costs and storage costs have been plaguing businesses for decades. Our experience shows that companies are looking for opportunities to decrease inventory levels and minimize the associated costs. However, a 'stock-out,' or zero inventory level, could have severe consequences, such as losing a sale, shutting down a production line due to a missing component, or delays in delivery. The ability to maintain lower levels of inventory and still have confidence that there will not be a stock-out, allows companies to minimize inventory costs at any given level of service required by their customers. ASCM capabilities allow companies to decrease their inventory levels with confidence that if there is a disruption in their supply chain they will be able to respond in a manner that avoids a stock-out condition.

        Increased Customer Service Level Requirements.    Companies are requiring their suppliers to increase the speed and reliability of delivery of orders. They have realized that slow and unreliable delivery by their suppliers means that not only will they lose orders, but eventually, customers as well. Building inventory in advance of demand or expediting orders are not reasonable solutions to the problem because of the high costs associated with both solutions. In order to improve the speed and reliability of order delivery, manufacturers need ASCM solutions that monitor their operations for problems, allowing them time to respond and avoid a disruption in customer service. Additionally, customer service level requirements have expanded to include an increased emphasis on after-market services like warranty repairs and service parts supply. Companies are viewing this aspect of customer service as an untapped area of differentiation and cost savings and are rapidly mobilizing to increase control over this part of their supply chains. ASCM solutions enable a company to monitor the after-market services portion of the supply chain.

        Increased Demand for Outsourcing.    Global manufacturers are increasingly relying on third parties to complete different portions of the production process. The ability to interact and communicate with these outside partners on critical supply chain and manufacturing operations is essential to this strategy. It is also essential to have certain controls in place that enable monitoring of outsourced activities, so that any deviations from the plan can be addressed without impact to customer orders and delivery dates. ASCM solutions enable this process by giving the original manufacturer the ability to monitor outsourced activities and react to problems before they impact the business.

        Mass Customization.    More and more companies are decreasing the time between when a product is manufactured and when it is sold. The goal is to match supply and demand as closely as possible while still capturing the sale. ASCM solutions are crucial to this effort by enabling manufacturers to keep less inventory in stock and quickly respond as demand fluctuates. ASCM also supports shorter delivery times on make-to-order goods and for mass customization manufacturing models.

        Increased Globalization.    The globalization of markets is increasing at an astounding rate. Factors contributing to this increase include the continued reduction in trade barriers, the Internet's ability to make market information available worldwide virtually instantaneously, increased product specialization, continued market pressure to reduce costs, and the need for quick penetration of new markets to sell existing products. We believe globalization will cause companies to interact with more trading partners and embrace a higher degree of outsourcing, resulting in larger and more complex supply chains. This shift will place more emphasis on the importance of ASCM solutions that provide visibility and monitoring of supply chain operations as well as the ability to respond in a flexible manner.

Our Strategy

        Our objective is to become the leading provider of ASCM solutions for companies with complex supply chains. Our solutions focus on improving supply chain planning and execution processes, because we believe that improved planning and execution can lead to the greatest benefits in the shortest amount of time. We intend to continue to focus on solving high-value supply chain problems for companies in the automotive, high-technology manufacturing, CPG, retail/apparel, third-party manufacturing and logistics service provider industries. Once we achieve a leadership position in these markets, we plan to extend our capabilities to new industries.

        Our strategy includes the following key elements:

        Address Specific Business Problems.    We focus on solving specific, high-value business problems for companies with complex supply chains. These business problems manifest themselves in the form of low margins, weakening sales, high inventory levels, excessive logistics costs or poor on-time delivery. We believe these problems are indicative of larger, more complex business issues that cut across the organizations within the supply chain. These larger, more complex business issues include cost structures that are too high, inventory that is in the wrong place at the wrong time, and poor overall supply chain order coordination. We will continue to provide solutions that determine the most effective way to address these larger, more complex problems. We believe our solutions to these problems are the most effective and efficient method of providing our clients with significant and rapid return on their investment in our products.

        Initially Target Specific Markets.    We intend, initially, to become recognized as the domain expert in ASCM solutions for companies with complex supply chains in markets such as automotive, high-technology manufacturing, CPG, retail/apparel, and third-party manufacturing and logistics service providers. Our sales and marketing efforts are coordinated to address the needs of these types of companies in these specific industries. We plan to continue our emphasis on these specific industries and their suppliers through focused efforts by our direct sales force. Within these industries we intend to increase our coverage of existing geographic markets, which include North America, Europe, and Asia-Pacific. We will continue to market our solutions to our current client base, and believe that, as a result of the return on investment that our solutions deliver, our clients will be motivated to use our solutions throughout their enterprises and associated supply chains. After achieving a dominant position within these industries, we will seek to expand our solution set within these industries into other industries within complex supply chains.

        Focus on Next Generation ASCM Solutions.    We intend to leverage our expertise in supply chain planning and execution by solving problems that have not yet been addressed and by addressing existing problems in new ways. We intend to continue to focus on problems within complex supply chains and place an emphasis on the facets of these problems that will help our customers maximize profit. We intend to build additional functionality into our current solutions that will enable our clients to adapt to exceptions and changes in their supply chain in an automated fashion, leveraging the latest in solver and optimizer capabilities. We believe this additional functionality will broaden the applicability of solutions to our customers and may enable us to penetrate new industries.

        Expand our Brand Awareness.    We plan to continue to increase the awareness of our company and our solutions in the industries we have targeted through focused marketing campaigns and activities with systems integrators and consultants. Marketing campaigns may include advertising, public relations, and participation in tradeshows and events designed to reach our target audiences effectively. We intend to cultivate strategic partnerships with system integrators and complementary supply chain management companies, such as other software solutions providers, to stimulate sales lead generation and offer more comprehensive solutions.

        Pursue Strategic Acquisition Opportunities.    We may pursue strategic acquisitions of complementary businesses, technologies, or products that will help accelerate the build out of our ASCM solutions and increase our growth opportunities through alternative business models, channels, or industries.

Limitations of Other Supply Chain Solutions

        We believe that existing supply chain management solutions do not fully address the business challenges arising from the foregoing trends. We believe the primary limitations of existing solutions include the following:

        Internal Process Orientation.    Existing solutions have primarily been designed to manage processes that are internal to a company. As such, the providers of these products have built up a deep domain expertise in functional areas that are critical to the internal management of their customers and to the internal processes that are unique to specific industries. However, this internal focus and depth has naturally limited their ability to address processes that extend outside the company and require the coordination of multiple independent entities. An externally-oriented solution must be able to provide several capabilities that internally-oriented solutions currently do not, including dynamic process management, more stringent security and data access controls, a broader data model with an owner-neutral orientation, and a more robust method of accessing data from multiple services using different enterprise applications.

        Limited Process Management Capabilities.    When automating a process that is fully within a company's control, it is easy to mandate a single process and then implement software solutions that automate that process, under the assumption that the process will not change drastically during the expected life of the solution. However, many companies are beginning to view their operations not in terms of a collection of processes under their direct control, but as a small piece of a larger process that is dynamically built by multiple trading partners during the lifecycle of an order, shipment, or product. In this situation, a single static process is not adequate to address the multiple potential paths that an order or a product could take as it makes its way through the many partners in an extended supply chain.

        Lack of Community and Security Management.    Traditional supply chain applications were designed to optimize operations within a single company, and therefore, often do not address certain security and administration challenges facing companies with extended supply chains. When managing the processes that are internal to a company, other supply chain management solutions do not have to be overly concerned with managing what information and functionality each user will need access to. While some security around data access is included, the level of data security provided generally is not very robust. However, when the individuals accessing the application are from different companies within the supply chain, the issue of access management becomes much more important. A company that is providing access to its suppliers needs to be able to demonstrate to each supplier that it will not allow sensitive information to be available to competitors or others who do not have a need to know such information. Being able to provide robust access management becomes a prerequisite necessary to convince competing suppliers to share information with their common customer. Traditional supply chain applications are not able to provide this capability.

        Limited Data Model.    Most supply chain solutions focus on delivering extended supply chain management capabilities for a limited set of activities within the supply chain: inventory activities, order activities, shipment activities, and/or forecasting activities, and thus the data model that supports such solutions is limited. Most competitive solutions offer a limited data model because these solutions are extensions of other, execution-focused applications. Our adapted execution solutions incorporate the concepts of all the typical execution systems into our data model, as well as provide additional flexible data elements that allow us to easily extend the solution. For example, many competitors who focus on providing inventory visibility do so by extending the functionality of warehouse management applications. Likewise, many competitors who provide order visibility do so through the extension of order management applications. In the cases where competitors deliver extended supply chain management solutions by building on the capabilities of existing planning or execution applications, these solutions generally are limited in two ways: (a) they are not capable of supporting a holistic view of the supply chain by capturing the inter-relationships between all supply chain activities around inventory, orders, shipments and forecasts, and (b) they are limited in ability to support an extended supply chain's view of such activities and inter-relationships.

        Limited Set of Constraints for Optimization.    Most supply chain planning applications require a detailed model of the entire supply chain to enable effective visibility and monitoring of supply chain activities. This detailed model requires a data model containing every possible permutation of options. For today's global, complex supply chains this level of detailed modeling is virtually impossible to collect, implement, and maintain. An adaptive supply chain application that can optimize a plan, and provide visibility and monitoring of activities without requiring every permutation of data, enables rapid deployment and rapid attainment of benefits.

        Difficulty of Data Acquisition.    In the past, the adoption of extended supply chain management solutions by companies with complex, extended supply chains has been limited due to the extreme difficulty in integrating multiple data sources that are kept in multiple applications and formats spread across many trading partners in the supply chain. Many of the supply chain management solutions currently available for companies with extended supply chains require powerful integration capabilities that are not included with the solutions. Successful implementation of these solutions is a lengthy process, generally requiring many months to implement, while delivering solutions that are limited in their ability to grow and change with customers, as their information technology evolves.

        Limited Solution Set for Enabling Extended Supply Chain Processes.    Although certain solutions have addressed one or even several of these limitations, none have brought together all of the pieces required to effectively manage an extended supply chain. These pieces include the capability to:

  •
  Provide visibility into trading partner activities;

  •
  Manage the collaboration and interaction between trading partners;

  •
  Optimize multi-tier and multi-company plans;

  •
  Detect changing conditions within the extended supply chain;

  •
  Notify impacted parties; and

  •
  Automate resolution of exceptions, or adaptively re-plan to accommodate the new environment.

Viewlocity's Adaptive Supply Chain Management Solutions

        Our ASCM solutions enable companies to operate their extended supply chains more efficiently and reach their customers more effectively by providing a single platform for planning and managing the processes, interactions, and transactions that are the everyday reality of operating an extended supply chain. Our solutions enable companies to bridge the gap between supply chain planning and execution while managing the constant flow of events and exceptions to their plan that inhibit the financial and operational performance of the supply chain. Two key characteristics that differentiate our solutions from other supply chain solutions include the following:

        Designed for the Extended Supply Chain.    Our adaptive planning and adaptive execution solutions consider all of the relevant activities that occur in an extended supply chain, including the relevant activities associated with the inventory, orders, shipments, and forecasting lifecycles. Our solutions not only consider the cross-functional business processes within a company's scope of operations, but also the relevant activities that occur within each individual entity in the extended supply chain. This level of capability requires an architecture and data model designed to support a multi-tenant/multi-organization deployment. This includes data security at an organization, role, and user level as well as capabilities to personalize the look-and-feel of the application at each of these levels.

        Fast Deployment.    Implementation of our software solutions is straightforward and can produce significant results quickly. This is because our solutions are configured utilizing business data. Our solutions require very little programming for configuration and easily accept changes in business processes. Our solutions can leverage our customers' existing integration applications, or we can provide a robust integration broker that allows us to quickly integrate with most existing enterprise application systems and web-based platforms, whether package applications or legacy custom development. By integrating to our clients' systems, our solutions are capable of using real-time supply chain data to quickly provide visibility and event management capabilities, as well as providing a baseline planning model of their extended supply chain and using that model to demonstrate how our optimization algorithms can generate new plans that provide significant cost savings.

Supply Chain Problems, Solutions and Products

        Our solutions solve specific high value strategic and operational business problems for companies with extended supply chains. Typical categories of business problems include:

        Network Design and Optimization.    As supply chains become more complex, new design strategies become possible and are increasingly difficult to evaluate. Postponement strategies enable companies to increase both speed and flexibility, while outsourced manufacturing enables companies to rapidly increase or decrease manufacturing capacity as customer demands change. However, choosing which distribution strategy to follow or where to locate additional capacity becomes a very challenging exercise when considered in the context of a complex web of third party relationships, consolidation centers, deconsolidation centers, cross docks, and postponement facilities. Our solutions allow companies to evaluate how and where to deploy supply chain assets for optimal operational and financial performance. This includes predicting how alternative strategies will impact a company's financial performance and ability to adjust to unforeseen market changes.

        Supplier-Managed Inventory.    Many companies are responding to increased exposure to inventory obsolescence, shrinking product lifecycles and fragmenting target markets by challenging their suppliers to take a more active role in managing inventory — whether it's located at the supplier or within the company's own four walls. However, suppliers often struggle to meet service levels due to limited visibility into the activities that impact inventory levels at the customer's locations. These struggles can lead to high inventory levels or stock-outs of inventory items. Our solutions provide the visibility to allow both suppliers and their customers to successfully manage supplier-managed inventory relationships. This includes the monitoring and event management capabilities to allow suppliers to manage inventory across multiple customer locations on an exception basis, while providing the customer the ability to monitor the supplier's performance against target stocking levels and agreed-upon service levels.

        Complex Logistics Planning.    Many manufacturing companies are challenging their suppliers to take a more active role in the manufacturing process — whether it's located at the supplier or within the company's own four walls. The challenge is that as the first tier of suppliers becomes more involved in manufacturing and less involved in traditional supply activities, the second and third tier of suppliers must take on the more traditional supply coordination and management roles in order to better support first-tier suppliers. As more tiers of supply are added to the supply chain, the coordination issues in synchronizing inbound supply into the manufacturer become extremely complex. Our solutions provide the visibility, event management, and optimization capabilities to allow both suppliers and manufacturers to manage end-customer orders through the complex manufacturing and supply processes that stretch across multiple company boundaries in a tiered supply chain. This includes optimization of routes and loads across a multi-tier supply base, as well as supplier visibility into the manufacturing schedule, manufacturing work-in-process inventory and estimated delivery dates. It also includes performance monitoring of forecast and production schedules against actuals, and supplier performance against their commitments.

        Adaptive Manufacturing.    Adaptive manufacturing is the routing, scheduling, and execution management of orders through a manufacturer's factory floor. We provide an adaptive manufacturing solution that serves as an initial step into adaptive supply chain management. Our adaptive manufacturing solution not only provides the ability to plan and schedule work in the factory, but monitors progress against the plan for exceptions, whether the exceptions occur within the plant or are demand or supply exceptions, and provides the ability to re-plan in order to accommodate those exceptions.

        Contract Manufacturing and Outsourced Services.    Global competitive pressures and rapidly changing markets have driven companies to increasingly turn to outsourcing and contract services in manufacturing. This enables companies to reduce costs, rapidly add capacity, and rapidly change their manufacturing mix as market forces change. This applies equally to companies in contract, private label, generics, and component-based manufacturing relationships. Our solutions provide the ability for both contractor and manufacturer to manage orders, inventory, shipments, and forecasts from a more holistic, supply chain-wide perspective, as products move among multiple companies on their way to the end customer.

        Distributed Inventory and Fulfillment.    Many companies are working to reduce inventory in their supply chains, and increase service levels to customers by re-examining the way they optimize their fulfillment network. As more options are available to companies to fulfill those needs, whether through a distribution center, a logistic service provider's location, or even a manufacturing facility — any of which might be completely outside of the company's visibility or control- the issues involved in managing inventory and fulfilling orders in a highly distributed environment increase. This is extremely challenging when faced with using the traditional supply chain applications that are available today. Visibility is hard to achieve when applications do not reach beyond the four walls of the company, or do not take a holistic view of information about distributed inventory. Our solutions provide the ability for companies to share with their fulfillment and logistics service providers a consolidated view across multiple locations of inventory, orders, and shipments. Monitoring and event management capabilities combine to provide a means for allocating inventory across multiple locations based on current conditions, while monitoring third party compliance to service levels in meeting end-customer orders and fulfillment requirements.

        Multi-Party Logistics Management.    As companies expand their presence beyond local markets, the demands on transportation and distribution organizations increase. Companies are responding by increasingly turning to global transportation companies and logistics service providers, outsourcing everything from delivery trucks to entire fulfillment centers. But, while the difficulties associated with moving products is lessened, the difficulty in finding where shipments are — and more importantly, the orders and inventory on those shipments — becomes increasingly difficult. Multiple legs and multiple modes of transportation mean multiple hand-offs across multiple service providers, and many opportunities for shipments to go astray. Managing orders, inventory, and shipments in this environment is challenging even from one company's perspective — proactively coordinating many companies to deliver in this environment becomes extremely difficult and time intensive with traditional supply chain tools. Our solutions provide the shipment visibility and event management capabilities that allow companies to track the progress of shipments as they make their way through multiple logistics providers. When combined with the inter-relationships between orders, inventory, and shipments, our solutions provide companies with the ability to proactively manage their extended supply chain as events occur in real-time or near real-time.

        After-Market and Field Services.    Many companies are working to build speed and flexibility into their extended supply chains by moving suppliers closer to the customer — in some cases, even placing demands on them to manage the service processes for their own products. But adding more trading partners to the end customer relationship makes it exceedingly difficult to ensure that customer service levels are being met — and that end customers are being satisfied. Meeting end customers' needs in a highly distributed environment is extremely challenging when faced with using the traditional supply chain tools. Coordination of services, like installations or repairs, that require multiple parties, can result in missed deliveries, appointment windows, and other interruptions in the supply chain when there is no single, shared view of the actions required. Our solutions provide companies with a way to monitor the process associated with repairs or installations, including coordinating the arrival of products and service providers at the customer site, removal of damaged/warranty items from the customer site, visibility into reverse logistics of warranty, damages, or repair items and monitor the financial aspects of warranties and services, including tracking the claims process and reimbursements.

        We combine a number of specific products to deliver the solutions described above. A brief description of our products and the major features is presented below.

        We provide a suite of products focused on adaptive execution problems within our customers' operations. The suite of products is called our Supply Web Application suite and is comprised of the products below:

        Inventory Monitor.    The Inventory Monitor provides a common, normalized view of inventory across an extended enterprise or supply chain. Features include proactive notification of unplanned inventory events, aggregation of inventory information from disparate sources, non-intrusive third party connectivity and activation, and common technology and data baseline.

        Shipment Monitor.    The Shipment Monitor provides an integrated, event-based view of shipments and shipment activity across global enterprises and trading partners employing diverse execution systems. Features include multi-leg/multi-mode shipment information, shipment tracking, exception monitoring and alert notification, and flexible shipment monitoring process management.

        Order Monitor.    The Order Monitor enables users to track inbound and outbound orders through process and manufacturing steps and physical moves between facilities or in conjunction with final delivery. Features include order line item level tracking, order event monitoring and exception alert notification, and seamless integration with our Shipment and Inventory Monitor modules.

        Forecast Monitor.    Forecast Monitor provides a virtual repository of forecast information across the extended supply chain, providing a single source for forecasted demand and trading partner commitments. Features include forecast queries and searches, forecast metrics, monitoring and notification for exceptions and non-intrusive third party connectivity and activation.

        Performance Analyzer.    Performance Analyzer provides metrics and analysis of supply chain process performance, allowing companies to see trends in supplier performance, customer activity, and internal supply chain process participants (e.g. distribution, manufacturing, etc.). This level of analysis enables continuous process improvement. Features include robust data visualization, specific pre-configured metrics, and sophisticated reporting tools. Performance Analyzer leverages a third party product from Actuate, Inc.

        We also provide a set of products to address adaptive planning problems within our customers' operations. Our adaptive planning products are described below:

        Virtual Production Engine.    The Virtual Production Engine links operational planning and execution in real time, as it concurrently synchronizes order fulfillment activities and resources, providing control at every level of a company's manufacturing operations. Virtual Production Engine features include finite scheduling, manufacturing execution, order promising, automation integration, dynamic manufacturing synchronization, and bill of process functionality.

        Dynamic Sourcing Engine.    The Dynamic Sourcing Engine allows companies to profitably source demand while providing visibility across the supply chain. Features include order prioritization, customer delivery preferences, consideration of supply chain wide constraints, increased demand explosion, facility planning, graphical views of demand and exception management.

        Inbound Planning Engine.    The Inbound Planning Engine allows companies to efficiently plan and manage the inbound flow of goods from suppliers through manufacturing to distribution to synchronize supply with consumption. Features include logistics configuration, transportation mode selection, shipment routing and scheduling, returnable container planning, and load configuration.

        Supply Chain Design Engine.    The Supply Chain Design Engine shows companies how and where to deploy assets for optimal operational and financial performance of their supply chain. Features include flexible representation of demand, detailed costing, manufacturing and warehousing process representation, group constraint consideration, bill of material support, mixed integer programming, and support for nine tiers of operations within the supply chain.

        Tactical Planning Engine.    The Tactical Planning Engine helps companies determine which products should be purchased, built, sold and delivered to achieve the higher profit. Features include supplier contract evaluation, production capacity utilization, labor management consideration, inventory cost analysis, and graphical presentation with "what if" analysis.

        Our solutions and products are built on an architecture that separates data, business logic and presentation/communication services to facilitate the distribution of systems across multiple entities. The use of multi-tier design and implementation provide for ease in trading community management, user administration, and process analysis and reporting within our products and supports backup, high-availability, scalability, and load balancing.

Customers

        We have a wide range of customers in various industrial, manufacturing, and transportation industries. Our solutions focus largely on supply chain and logistics problems, for companies that make and move materials from location to location, such as from suppliers to manufacturing facilities, or internally, from one facility to another. Therefore, the greatest value proposition is found at global manufacturers, retailers, and logistics providers.

        As of January 31, 2003, we had over 70 customers including:

  •
  APL Logistics Hong Kong Ltd.

  •
  Dell Computer Corporation

  •
  DHL Systems Inc.

  •
  DSC Logistics Inc.

  •
  Ford Motor Company

  •
  Hon Industries, Inc.

  •
  Nissan North America, Inc.

  •
  Penske Logistics, LLC

  •
  Printpack Holdings, Inc.

  •
  TDG Logistics Ltd.

  •
  Wallenius Wilhelmsen Lines AS

Strategic Relationships

        We are focused on building and maintaining strong relationships with systems integrators and consulting firms that work with our target market customers on software selection and implementation projects. We have engaged with several large consulting companies in joint sales and marketing activities and have trained numerous outside consultants on our products. As we execute strategies to become specialists in select industries, we will work with these consultants to enhance and share our knowledge.

        We have a formal alliance agreement with Cap Gemini Ernst & Young U.S. LLC and uniform alliance relationships with other large system integrators. From time to time we have discussions with other large consulting firms and technology providers about similar agreements. It is the intent of these alliances for the consulting firms to provide clients with system integration, implementation, hardware, software, and project management services for our technology and products and for the consulting firms to participate in joint sales and marketing efforts with Viewlocity.

        We also have relationships with certain software technology providers that allow us to embed their technology into our products or otherwise use their technology. These include Actuate Corporation, BEA Systems, Inc., and Oracle Corporation.

Competition

        We offer solutions for both supply chain planning and execution. Vendors offering solutions that compete with our products and services include supply chain planning, supply chain execution, and enterprise resource planning companies. We often compete with solutions from i2 Technologies Inc., Manugistics Inc., Celarix Inc., Descartes Systems Group, Optum Inc., Yantra Corporation and SAP AG. Many of our competitors are significantly larger than us, have greater financial resources and offer more complete supply chain enterprise solutions. We differentiate our self from other vendors by:

  •
  Providing solutions with broader and deeper ASCM functionality and capabilities;

  •
  Providing solutions designed to address problems in the context of suppliers, customers and other parties that are physically outside the four walls of a traditional business;

  •
  Having a vision and product roadmap for customers to evolve their supply chains to become more and more adaptive to ever-changing conditions, closing the loop between supply chain planning and execution; and

  •
  Having exceptional enterprise application integration tools and deep domain experience in enabling different applications from different providers running on different operating systems to communicate with each other.

        In addition, there are other companies, such as third-party supply chain services providers that offer solutions and services that may compete with our solutions. We believe these providers may also be potential users of our solutions as they look to expand and/or outsource these capabilities.

Professional Services

        As of February 28, 2003, our Solutions Deployment Organization ("SDO") consisted of 42 individuals, of whom 25 were based in North America, 12 were based in Europe, and 5 were based in Asia-Pacific. Our SDO provides our customers with services to effectively plan for and implement our solutions. Our consultants provide the subject-matter expertise to assist customers and partners with future process definition, implementation planning and budgeting, product training, functional and technical solution design, product configuration, data integration with existing customer applications, testing, conversion, and post go-live support.

        Our SDO employs an innovative, but highly structured approach to implementing supply chain solutions for our clients. We created Method View, a services implementation methodology, with the goal of building a repeatable process that captures and preserves knowledge, best practices and lessons-learned while implementing our solutions. This repository of knowledge enables our clients, partners and our own project resources to benefit from the cumulative experiences of past projects. Method View consists of a detailed methodology reference guide that acts as the primary roadmap for the project team, a project work-plan template, project estimating guidelines, and a project deliverable library. Our methodology, combined with the flexibility of our product architecture has enabled some of our customers to implement solutions in less than 10 weeks with an average implementation time across our product suite of three to five months.

        We believe that the product subject-matter-expertise that our consultants bring to a customer engagement increases the customer's probability of achieving the business results that justified the purchase of the solution. Specifically, we believe our SDO enables the customer to implement our software more rapidly and with the configuration that best supports the customer's business process. In addition, working with customers and partners uniquely positions our consultants to capture industry and process-specific business requirements and funnel these back into our product development efforts.

        While it is not mandatory for our customers to purchase our SDO services, substantially all of our customers use at least some quantity of these services for the implementation of our software products. SDO services are typically rendered under time and materials based contracts, with services billed on an hourly basis. Professional services are sometimes rendered under fixed-fee based contracts, but only in instances when we believe the scope of the project is reasonably well defined and is a close match to the capabilities of our software.

        We will manage the growth of the services organization in conjunction with our objectives of working with consulting and implementation partners to increase our market penetration. Where possible, this means we will do joint engagements so that our consultants and expertise is matched with resources from consulting partners to successfully implement our solutions.

Customer Support

        As of February 28, 2003, we employed 11 individuals in our support and maintenance groups. Through our comprehensive customer service programs, the relationships we forge with our customers extend far beyond the initial system implementation. As a world-class solutions provider with an experienced engineering group of technical support consultants, we offer our customers a choice of several levels of customer support, all of which provide dependable and timely resolution of technical inquiries. Customers covered by a support agreement will have support for critical issues available seven days per week and twenty-four hours per day. Customers can access our global support organization by using the toll-free telephone service, e-mail or by submitting support requests over the Internet. Progress of support requests can be monitored over the Internet as well. The support web site provides customers with access to product bulletins, product patches, product manuals, and documentation updates.

        We take customer satisfaction very seriously and we work closely with our customers to ensure the success of product implementation and operation.

Research and Development

        As of February 28, 2003, we employed 38 individuals in our research and development groups located in Dallas, Texas, Fairfax, Virginia, and Albany, New York, including a core group of individuals focused on new and better technologies for solving supply chain problems. In addition, we have used and may use in the future outside programming resources to supplement our base staff from time to time. Excluding stock-based compensation charges, we spent $6.0 million on research and development expenses in fiscal 2002, $5.8 million in fiscal 2001 and $7.9 million in fiscal 2000.

        Through investments in internal development we have significantly expanded the scope of our solutions over the past 24 months. Due to the evolving nature of the market, we intend to continue to maintain a high level of investment in development of new solutions and enhancements, either internally or through external sources. Periodically, we undertake advanced development projects, which may be partially or wholly funded by customers that wish to deploy innovative solutions that address critical business requirements, that set customers apart from their competition, and that are aligned with our overall product roadmap. These projects have led to breakthroughs that emerge as critical new standards for the broader market.

        We adhere to J2EE standards and other industry standard methods, whenever possible. We use industry standard languages such as Java. We rely on component and object-oriented engineering methodologies to develop our products. Building an application that is standards based allows for faster integration with other standards based products and services.

        We are an innovative technology provider in several areas within the ASCM market, including product architecture and communications. The architecture and technology deployed in the application provides a robust, highly distributable middleware infrastructure that enables the system to scale to support desired capacity and message volume along with providing the flexibility to meet our customer's needs. We use simple, object-oriented patterns, which allows us to utilize a smaller, scalable code base maximizing code reuse and minimizing the time and costs associated with maintenance. Our architecture separates data, business logic and presentation/communication services to facilitate the distribution of systems across multiple entities. The use of a multi-tier design and implementation supports backup, high-availability, scalability, and load balancing. All external interfaces with other applications are conducted through applications programming interfaces. These interfaces allow easy connectivity to legacy applications and web-based business-to-business e-commerce solutions. In addition, the application includes various frameworks that can be configured to meet customer specific business requirements.

        Our products operate on a Windows 2000 Server, IBM AIX, HP-UX, or Sun Solaris environments. The Oracle Corporation provides relational database support.

Sales and Marketing

        As of February 28, 2003, our sales and marketing organization consisted of 36 individuals, of whom 27 were based in North America, 5 were based in Europe, and 4 were based in Asia-Pacific. The 14 employees in direct sales are supported by a team of pre-sales consultants for business, product and technical expertise throughout the sales cycle. As needed, we augment our pre-sales consultants with SDO consultants to perform pre-sales activities. The sales force is organized by industry and geography. We may continue to assign some of our sales representatives to additional targeted industries. Our sales force either works from one of our regional offices, or remotely from smaller or home offices.

        Nearly all of our sales at this time are through our direct sales force. However, we do have re-seller agreements, in select markets, for example in parts of north Asia. We are focused on building and maintaining strong relationships with systems integrators and consulting firms that work with our target market customers on software selection and implementation projects. We have engaged with several large consulting companies on joint sales and marketing activities and have trained numerous outside consultants on our products. As we execute strategies to become specialist in select industries, we will work with these consultants to enhance and share our knowledge. We have a formal alliance agreement with Cap Gemini Ernst & Young U.S. LLC and uniform alliance relationships with other large system integrators. From time to time we have discussions with other large consulting firms and technology providers about similar agreements. It is the intent of these alliances for the consulting firms to provide clients with system integration, implementation, hardware, software, and project management services for our technology and products and for the consulting firms to participate in joint sales and marketing efforts with Viewlocity. We may choose to consider other channels, including additional re-seller agreements in the future.

        Our marketing function provides publicity and lead generation for the company. Publicity is provided through interaction with industry analysts, press, and the media to ensure prospects are aware of the company and our capabilities prior to sales calls. Lead generation activities, including seminars, trade shows, and advertising are conducted to provide the sales force with leads in support of revenue goals for the year. The marketing function also provides or administers direct mail campaigns, telemarketing, tradeshow participation, web-casts, seminars, public relations advertising, website maintenance, case studies, white papers and presentations, in support of sales and marketing programs.

        The product marketing function provides product and company vision, go-to-market planning, competitive intelligence gathering and dissemination, market and customer requirements gathering, interaction with industry analysts, product definition, bundling, and pricing, and the production of product collateral and other sales tools.

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

Employees

        As of February 28, 2003, we had 147 full-time employees, of whom 38 were engaged in research and development, 36 in sales and marketing, 11 in support, 42 in service and 20 in finance, administration and operations. None of our employees are represented by a labor union. As of February 28, 2003, we had 116 employees located in North America, 21 employees located in Europe, and 10 located in Asia-Pacific. We believe that our employee relations are satisfactory.

Item 2. PROPERTIES

        We lease 23,827 square feet of office space for our executive offices in Atlanta, Georgia under a lease that expires in October 2009. We also lease office space in Norcross, Georgia; Albany, New York; York, Pennsylvania; Fairfax, Virginia; London, England; Sydney, Australia; Dallas, Texas and Gorinchem, Netherlands. Not all of our facilities are being fully utilized, therefore we believe that our facilities are adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

        We currently are not a party to any litigation that we believe will have a material adverse effect on us or our business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2002 Annual Meeting of Shareholders on November 15, 2002 (the "Annual Meeting"). At the Annual Meeting, the shareholders voted on and approved each of the following proposals:

  Proposal One:    To approve the merger agreement between the company and Viewlocity Delaware, the merger of Viewlocity Delaware with and into the company and the issuance of shares of our common stock to Viewlocity Delaware's series F preferred stockholders in the merger. Proposal One was approved by the holders of 54.02% of the outstanding shares of our common stock entitled to vote at the annual meeting. Specifically, a total of 1,591,807 shares were voted in favor of this proposal, 42,435 shares were voted against the proposal and 450 shares abstained from voting on the proposal. There were 1,060,418 broker non-votes on this proposal.

  Proposal Two:    To approve a stock purchase agreement and the issuance of up to 13.2 million shares of our series A preferred stock in a private placement. Proposal Two was approved by the holders of 53.68% of the outstanding shares of common stock entitled to vote at the annual meeting. Specifically, a total of 1,581,820 shares were voted in favor of this proposal, 46,306 shares were voted against the proposal and 6,566 shares abstained from voting on the proposal. There were 1,060,418 broker non-votes on this proposal.

  Proposal Three:    To approve an amendment to our Third Amended and Restated Articles of Incorporation to increase our authorized shares of preferred stock from 1,650,279 shares to 14,850,279 shares, of which 13.2 million shares were designated "series A convertible preferred stock." Proposal Three was approved by the holders of 53.64% of the outstanding shares of common stock entitled to vote at the annual meeting. Specifically, a total of 1,580,775 shares were voted in favor of this proposal, 47,356 shares were voted against the proposal and 6,561 shares abstained from voting on the proposal. There were 1,060,418 broker non-votes on this proposal.

  Proposal Four:    To approve an amendment to our articles of incorporation to effect a reverse stock split of our common stock, falling within a range of 1-for-2 through 1-for-4, depending upon a determination by our board of directors of a multiple within that range, and authorizing our board of directors to file the amendment. Proposal Four was approved by the holders of 89.58% of the outstanding shares of common stock entitled to vote at the annual meeting. Specifically, a total of 2,639,720 shares were voted in favor of this proposal, 54,980 shares were voted against the proposal and 410 shares abstained from voting on the proposal. There were no broker non-votes on this proposal. Subsequent to the meeting, our board of directors elected not to effect the reverse stock split.

  Proposal Five:    To the elect Henry Kressel, Joseph P. Landy, Thomas R. Madison, Jr., Peter J. Tarrant, James J. Tietjen, and Joseph Trino to our board of directors. The following list indicates the number of votes received by each of the nominees for election to our board of directors in Proposal Five:

	For	Withheld
Henry Kressel	2,691,151	7,143
Joseph P. Landy	2,686,782	8,328
Thomas R. Madison, Jr.	2,691,623	3,487
Peter J. Tarrant	2,691,613	3,497
James J. Tietjen	2,691,558	3,552
Joseph Trino	2,687,967	7,143

  As a result, each nominee was elected as a director.

  Proposal Six:    To approve an amendment to our Amended and Restated 1997 Stock Option Plan to increase the number of shares eligible for grant under the plan by 2.43 million shares, from 620,000 to 3.05 million shares. Proposal Six was approved by the holders of 52.63% of the outstanding shares of common stock entitled to vote at the annual meeting. Specifically, a total of 1,550,953 shares were voted in favor of this proposal, 76,958 shares were voted against the proposal and 6,801 shares abstained from voting on the proposal. There were 1,060,418 broker non-votes on this proposal.

          The total number of shares of our common stock issued, outstanding and entitled to vote at the annual meeting was 2,946,797 shares, of which 2,695,110 shares of common stock were present at the meeting in person or by proxy.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages at December 31, 2002, and current positions of our executive officers are listed below in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. Unless otherwise stated, each executive officer has held their position for at least the last five years. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

Name	Age	Position
C. Jeffrey Simpson	53	Chairman of the Board and Chief Executive Officer
L. Allen Plunk	32	Executive Vice President, Chief Financial Officer and Corporate Secretary
Scott Hausman	39	Executive Vice President of Marketing and Corporate Development
Peter Janico	42	Executive Vice President of Field Operations
Michael Sherman	30	Executive Vice President of Product Development

Charles Jeffrey Simpson
Chairman of the Board and Chief Executive Officer

        Mr. Simpson has served on our Board since November 15, 2002, and is our Chairman and Chief Executive Officer. Mr. Simpson served as chief executive officer and a director of Viewlocity Delaware from July 2001 until the Merger. Prior to joining Viewlocity Delaware, from August 2000 to May 2001, Mr. Simpson served as chief executive officer of MH2 Technologies, a software company. From February 1999 to August 2000, Mr. Simpson served as an executive vice president with i2 Technologies, Inc., a computer software and services company. From January 1996 to January 1999, Mr. Simpson was the owner of Gallery Capital, a software company.

L. Allen Plunk
Executive Vice President, Chief Financial Officer and Corporate Secretary

        Mr. Plunk is responsible for overseeing our accounting, finance, human resources and information systems departments. He previously served as a vice president and controller for Viewlocity Delaware from June 1999 until the Merger. Before joining Viewlocity Delaware he served as chief financial officer for Unicomp, Inc., as well as audit manager for Coopers & Lybrand. Mr. Plunk graduated from Harding University with a BBA in Accounting.

Scott Hausman
Executive Vice President of Marketing and Corporate Development

        Mr. Hausman is responsible for our strategic business development, mergers and acquisitions, and alliances. He also oversees our corporate and product marketing activities. He joined Viewlocity Delaware in January 2000. His experience with Viewlocity Delaware includes vice president of strategy and vice president of global business development. Prior to his employment with Viewlocity Delaware, Mr. Hausman spent six years with Andersen Consulting (now called Accenture) in its strategy practice, and has had a ten-year career of strategic consulting in market planning and merger and acquisition analysis. Scott holds an MBA from the University of Chicago.

Peter Janico
Executive Vice President of Field Operations

        Mr. Janico is responsible for our sales and marketing execution, consulting services, and alliances. Mr. Janico served in the same capacity of Viewlocity Delaware from June 2001 until the Merger. Before joining Viewlocity Delaware Mr. Janico was a senior sales executive with i2 Technologies, as well as senior vice president of sales and marketing for Talus Solutions and spent six years in sales management with Oracle.

Michael Sherman
Executive Vice President of Product Develoopment

        Mr. Sherman is responsible for our global product development, product innovation and technology. He joined Viewlocity Delaware in January 2000 and served as Vice President of Product Development. Prior to joining Viewlocity Delaware, Mr. Sherman was a founder and chief technology officer for NEXstep Inc., an online retail fulfillment solutions provider, which was acquired by Viewlocity Delaware in January 2000. In addition, Mr. Sherman has served as a leader in the development and engineering of supply-chain software for several Fortune 500 companies. Mr. Sherman holds a BSE degree in Electrical Engineering and Computer Science from Duke University.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, $0.01 par value per share, is quoted on the Nasdaq sponsored OTC Bulletin Board Service (the "OTCBB") under the symbol "VLCY.OB." From July 30, 2002 to November 21, 2002, our common stock traded on The Nasdaq SmallCap Market under the symbol "SYNQ." From August 15, 2000 through the close of business on June 20, 2002, our common stock traded on The Nasdaq National Market under the symbol "SYNQ." We completed our initial public offering on August 14, 2000, at $70.00 per share, restated to reflect a one-for-ten reverse split of our common stock effected on July 29, 2002. Prior to our initial public offering, there was no public market for our common stock. There is no public market for our Series A Preferred.

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

        We received a determination letter from Nasdaq dated February 14, 2002, stating that we failed to meet the minimum $1.00 per share requirement for continued inclusion on The Nasdaq National Market under Marketplace Rule 4450(a)(5). On May 10, 2002, we applied to transfer our listing from The Nasdaq National Market to The Nasdaq SmallCap Market. This transfer was approved and became effective on June 21, 2002. On August 15, 2002, Nasdaq notified us that we had not regained compliance with the minimum $1.00 bid price per share requirement within the allocated 180-day grace period and, as a result, we did not comply with the requirement for continued listing of our common stock as a Nasdaq SmallCap Market security. On August 22, 2002, we requested a hearing before Nasdaq's Listing Qualifications Hearing Panel on the minimum bid price issue and were scheduled to appear before Nasdaq on September 26, 2002. In a letter dated September 17, 2002, Nasdaq informed us that it declared us in compliance with the minimum bid price requirement and cancelled our hearing on that issue. In the September letter, Nasdaq indicated its belief that the Merger with Viewlocity Delaware and the Private Placement together constitute a "reverse merger" as set forth in Nasdaq Marketplace Rule 4330(f). Nasdaq also stated that we did not comply with the net tangible assets/shareholders' equity/market value requirements under Nasdaq Marketplace Rule 4310(c)(2)(B). A hearing on these matters was held before a Nasdaq Listing Qualifications Hearing Panel on October 17, 2002. The Panel determined that the transactions constituted a "reverse merger" under Nasdaq rules, thereby requiring us to meet the initial listing requirements for inclusion on The Nasdaq SmallCap Market rather than the continued listing requirements in order to remain listed. The initial listing requirements are more stringent than the continued listing requirements, and following the consummation of the Merger and Private Placement, Nasdaq notified us that we did not satisfy the initial listing requirements of The Nasdaq SmallCap Market. Accordingly, effective at the open of business on November 21, 2002, our common stock was delisted from the The Nasdaq SmallCap Market and began trading on the Nasdaq-sponsored OTCBB.

        For the periods indicated, the following table sets forth the high and low per share closing prices for our common stock as reported by the OTCBB for periods from and after November 21, 2002, by The Nasdaq SmallCap Market for periods between June 21, 2002 and the close of business on November 21, 2002, and by The Nasdaq National Market through the close of business on June 20, 2002. Prices have been restated to reflect the one-for-ten reverse split of our common stock effected on July 29, 2002.

2001	High	Low
First Quarter (ended March 31, 2001)	$100.63	$40.00
Second Quarter (ended June 30, 2001)	$43.75	$12.50
Third Quarter (ended September 30, 2001)	$27.10	$2.22
Fourth Quarter (ended December 31, 2001)	$12.10	$4.10
2002
First Quarter (ended March 31, 2002)	$8.40	$4.00
Second Quarter (ended June 30, 2002)	$8.40	$3.50
Third Quarter (ended September 30, 2002)	$4.20	$0.60
Fourth Quarter (ended December 31, 2002)	$0.62	$0.25

        On March 7, 2003, the last sale price of our common stock as reported on the OTCBB was $0.35 per share, there were 165 holders of record of our common stock and 5,893,654 shares of common stock issued and outstanding.

        Except for cash dividends payable in lieu of fractional shares of a preferred stock dividend in connection with our initial public offering, we have never declared or paid any cash dividends on its capital stock. We intend to retain all available funds and any future earnings for use in the operation and expansion of our business and does not anticipate declaring or paying any cash dividends in the foreseeable future.

Issuance of Common Stock in Merger

        On November 15, 2002, pursuant to the Merger Agreement, we consummated our previously announced Merger with Viewlocity Delaware. In the Merger, Viewlocity Delaware was merged with and into Synquest. As consideration for the Merger, we issued a total of 2,946,857 shares of our common stock to the holders of Viewlocity Delaware's series F convertible preferred stock. Holders of other classes and series of Viewlocity Delaware capital stock received nominal cash consideration. The total consideration paid in the Merger was determined through arm's length negotiations between our representatives and representatives of Viewlocity Delaware. We issued the shares of common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated by the SEC thereunder.

Issuance of Series A Preferred Stock in Private Placement

        Concurrently with the consummation of the merger, on November 15, 2002, pursuant to the Stock Purchase Agreement, we completed our previously announced Private Placement of 11,132,828 shares of newly created series A preferred stock for total consideration of $27.8 million. Of the total consideration in the Private Placement, $24.6 million consisted of cash, and $3.2 million consisted of conversion of outstanding loans previously made by certain of the purchasers. We used approximately $4.0 million of the proceeds of the Private Placement to repay principal and accrued interest on indebtedness. We will use the remaining proceeds of the Private Placement for debt repayment, working capital and general corporate purposes. The terms of the Series A Preferred are set forth in the Articles of Amendment to our Third Amended and Restated Articles of Incorporation filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 22, 2002. The purchasers of the Series A Preferred were Battery Ventures IV, L.P. and Battery Investment Partners IV LLC, which also were holders of shares of Viewlocity Delaware's series F convertible preferred stock; Liberty Mutual Insurance Company, which was a holder of shares of Viewlocity Delaware's series F convertible preferred stock; Warburg, Pincus Investors, L.P., which was our majority shareholder prior to the Merger and Private Placement; Ticonderoga E-Services Fund II, L.P.; C. Jeffrey Simpson, the former chief executive officer of Viewlocity Delaware and our current chief executive officer; and Tilion, Inc. We issued the shares of common stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated by the SEC thereunder.

        The following is a summary of the terms of the Series A Preferred:

  •
  Dividends on the Series A Preferred will accrue at a rate of 7% per year and are cumulative.

  •
  We will not declare or pay out any cash dividends during the two-year period following the closing of the Private Placement.

  •
  Except as described below, the Series A Preferred has priority over the common stock in any liquidation, dissolution or winding up of the company, and in connection with allocation of proceeds in any merger, acquisition, sales of all or substantially all our assets, or similar major corporate transactions (other than certain qualified public offerings) (collectively referred to as a "liquidation event"). In the event of a liquidation event, holders of the Series A Preferred will be entitled to receive $2.50 per share and an additional amount such that the holders will receive a total return equal to a 15% internal rate of return (including dividends) per year compounded annually. Notwithstanding the Series A Preferred priority, in connection with any such liquidation event, the holders of our common stock will be entitled to receive 8% of the proceeds available to our shareholders (pro rata, in accordance with share ownership) until the Series A Preferred liquidation preference is satisfied. After the Series A Preferred liquidation preference is satisfied, the remaining proceeds will be distributed to the holders of the common stock. A majority vote of the directors that do not hold Series A Preferred is required to effect a liquidation event.

  •
  Generally, shares of Series A Preferred vote as one class with the common stock on an as-converted to common basis.

  •
  The initial conversion rate of Series A Preferred to common stock is one to one, subject to adjustment in certain circumstances. Shares of Series A Preferred are convertible to common stock at any time at the option of the holder. Shares of Series A Preferred stock will be automatically converted to common stock upon (i) a public offering of common stock meeting certain thresholds, (ii) the vote of two-thirds of the then outstanding shares of Series A Preferred, or (iii) the common stock attaining a $10.00 closing price for 100 of 120 trading days. The Series A Preferred is not redeemable.

  •
  Pursuant to an Amended and Restated Registration Rights Agreement dated as of September 20, 2002, between us and certain of the parties who became shareholders upon consummation of the Merger and the Private Placement, we agreed to file a registration statement within 180 days after the closing of the transactions covering (i) the common stock issuable upon conversion of the Series A Preferred, (ii) the common stock issued to the Viewlocity Delaware series F convertible, preferred stockholders in the Merger who agree to have their shares included in the registration statement, and (iii) the common stock currently held by Warburg Pincus Investors, L.P., our majority shareholder prior to the Merger. The shareholders whose shares would be covered by the registration statement have agreed not to sell or transfer their shares of our capital stock for one year following the closing.

Item 6. SELECTED FINANCIAL DATA

        Viewlocity Delaware was deemed to be the accounting acquirer in the Merger. Accordingly, the following selected financial data prior to November 15, 2002 are derived from the consolidated financial statements of Viewlocity Delaware which have been audited by PricewaterhouseCoopers LLP, independent accountants. Synquest's results of operations have been included with Viewlocity Delaware's beginning on November 15, 2002, the effective date of the Merger. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere herein. The results of operations for our EAI business have been reclassified to discontinued operations in the consolidated statements of operations as we sold that business in 2002. Our historical net loss per share reflects the equivalent number of shares received prior to the Merger (See Note 2 to the Consolidated Financial Statements for further information). All periods prior to the year ended December 31, 2000 only contain the results of discontinued operations and therefore have not been presented. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Year Ended
	December 31, 2000	December 31, 2001	December 31, 2002
	(in thousands except share and per share data)
Revenue
License	$721	$3,090	$2,666
Support	—	139	1,333
Services	—	492	2,719

Total revenue	721	3,721	6,718
Cost of revenue
License	—	61	114
Support	31	127	314
Services	159	1,288	3,093
Amortization of acquired technology	—	—	199

Total cost of revenue	190	1,476	3,720

Gross profit	531	2,245	2,998
Operating expenses
Sales and marketing	8,442	14,101	12,069
Research and development	12,194	7,617	6,024
General and administrative	3,128	4,486	3,506
Purchased research and development	5,200	—	—
Asset impairment and restructuring	494	7,397	2,662
Depreciation and amortization	2,625	3,782	2,814

Total operating expenses	32,083	37,383	27,075

Operating loss	(31,552)	(35,138)	(24,077)
Minority interest in net loss of subsidiary	—	549	365
Other income/(expense)
Other, net	172	(382)	369
Interest income	774	180	51
Interest expense	(644)	(3,371)	(3,603)

Other income/(expense), net	302	(3,573)	(3,183)

Loss from continuing operations before income taxes	(31,250)	(38,162)	(26,895)
Income tax benefit (provision)	363	1,002	(5)

Loss from continuing operations	$(30,887)	$(37,160)	$(26,900)

Discontinued operations
Loss from operations of integration business	(30,083)	(20,648)	(1,251)
Income tax benefit (provision)	(17)	293	12
Gain from sale of integration business	—	—	18,436

Income (loss) from discontinued operations	(30,100)	(20,355)	17,197

Net loss	$(60,987)	$(57,515)	$(9,703)
Preferred stock dividends	—	—	(246)

Net loss attributable to common stockholders	$(60,987)	$(57,515)	$(9,949)

Basic and diluted net loss per share
Continuing operations	$(5,283.44)	$(1,194.51)	$(34.83)
Discontinued operations	(5,148.82)	(654.31)	22.07

Basic and diluted net loss per share	$(10,432.26)	$(1,848.82)	$(12.76)

Weighted average shares	5,846	31,109	779,483

	As of
	December 31, 2000	December 31, 2001	December 31, 2002
	(in thousands)
Balance sheet data:
Cash and marketable securities	$7,689	$7,345	$15,152
Working capital (deficit)	6,702	(6,373)	3,337
Total assets	42,942	25,811	43,492
Long-term debt, less current portion	10,244	8,340	6,500
Redeemable, convertible preferred stock	68,412	52,377	—
Shareholders' equity (deficit)	(65,349)	(58,263)	15,420

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2000, 2001 and 2002 and related notes included elsewhere in this document.

Recent Developments

        Viewlocity Delaware Merger.    On November 15, 2002, pursuant to the Merger Agreement, we consummated our previously announced Merger with Viewlocity Delaware. In the Merger, Viewlocity Delaware was merged with and into Synquest. As consideration for the Merger, we issued a total of 2,946,857 shares of our common stock to the holders of Viewlocity Delaware's series F convertible preferred stock. Holders of other classes and series of Viewlocity Delaware capital stock received nominal cash consideration. The total consideration paid in the Merger was determined through arm's length negotiations between our representatives and representatives of Viewlocity Delaware. Subsequent to the Merger, we changed our corporate name from SynQuest, Inc. to Viewlocity, Inc. We remain incorporated in the State of Georgia.

        The Merger has been accounted for as a "reverse acquisition" for accounting purposes. As a result, Viewlocity Delaware is treated as the acquiror for accounting purposes, and Viewlocity Delaware's historical results of operations have become those of the combined company. Synquest's results of operations have been included with Viewlocity Delaware's beginning on November 15, 2002, the effective date of the Merger. Prior to the Merger, our fiscal year ended June 30th of each year. However, Viewlocity Delaware's fiscal year ended on December 31st of each year. Because Viewlocity Delaware is considered the accounting acquiror and continuing reporting entity in the Merger, our fiscal year has been changed to end on December 31st.

        Private Placement.    Concurrently with the consummation of the Merger, on November 15, 2002, pursuant to the Stock Purchase Agreement, we completed our private placement of 11,132,828 shares of our newly created Series A Preferred for total consideration of $27.8 million. Of the total consideration in the Private Placement, $24.6 million consisted of cash, and $3.2 million consisted of conversion of outstanding loans previously made by certain of the purchasers. We used approximately $4.0 million of the proceeds from the Private Placement to repay principal and accrued interest on indebtedness. We will use the remaining proceeds of the Private Placement for debt repayment, working capital and general corporate purposes. The terms of the Series A Preferred are set forth in the Articles of Amendment to our Third Amended and Restated Articles of Incorporation filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 22, 2002. The purchasers of the Series A Preferred were Battery Ventures IV, L.P. and Battery Investment Partners IV LLC, which also were holders of shares of Viewlocity Delaware's series F convertible preferred stock; Liberty Mutual Insurance Company, which was a holder of shares of Viewlocity Delaware's series F convertible preferred stock; Warburg, Pincus Investors, L.P., which was our majority shareholder prior to the Merger and Private Placement; Ticonderoga E-Services Fund II, L.P.; C. Jeffrey Simpson, the

former chief executive officer of Viewlocity Delaware and our current chief executive officer; and Tilion, Inc.

        As a result of the Merger and the Private Placement, the shares of common stock held by our shareholders immediately prior to the Merger and the Private Placement represent approximately 17.3% of the equity of the combined company; the shares of our common stock held by the former shareholders of Viewlocity Delaware represent approximately 17.3% of the equity of the combined company; and the shares of Series A Preferred issued in the Private Placement represent approximately 65.3% of the equity of the combined company, in each case assuming full conversion of the Series A Preferred.

        Our shareholders approved the Merger and the Private Placement, including an amendment to our Articles of Incorporation to designate the terms and preferences of the Series A Preferred, at our 2002 Annual Meeting of Shareholders held on November 15, 2002.

        In connection with the Merger and the Private Placement, we entered into an Amended and Restated Shareholders Agreement, dated as of September 20, 2002, with certain of the parties who became our shareholders upon consummation of the Merger and the Private Placement, including the shareholders listed above. Pursuant to the shareholders agreement, the parties agreed to vote the securities owned by them in favor of the election of directors as provided in the shareholders agreement. For a period of two years following the date of the shareholders agreement, each investor in the Private Placement agreed that if, upon the recommendation of the our board of directors, we make a tender offer for the outstanding shares of our common stock using then-existing funds or additional funds invested by the investors, the investor will not tender any shares of our common stock held by the investor. In addition, under the shareholders agreement, each investor has rights of first refusal to subscribe for any additional equity securities we issue, excluding certain designated issuances.

        Additionally, we entered into an Amended and Restated Registration Rights Agreement dated as of September 20, 2002, with certain of the parties who became our shareholders upon consummation of the Merger and the Private Placement, including the shareholders named above. Pursuant to the registration rights agreement, we agreed to file a registration statement within 180 days after the closing of the Merger and Private Placement covering (i) the common stock issuable upon conversion of the Series A Preferred, (ii) the common stock issued to the Viewlocity Delaware's series F stockholders in the Merger who agree to have their shares included in the registration statement, and (iii) the common stock currently held by Warburg Pincus Investors, L.P, our majority shareholder prior to the Merger. The shareholders covered by the registration rights agreement have agreed not to sell or transfer their shares of our capital stock for one year following the closing of the Merger and the Private Placement.

Overview of Business Operations

        We are a leader in providing ASCM software and service solutions. Our solutions enable companies to operate their complex supply chains more efficiently and reach their customers more effectively by providing solutions for managing the processes, interactions, and transactions that are inherent in operating an extended supply chain among vendors and customers. Our solutions enable companies to bridge the gap between supply chain planning and execution while managing the constant flow of events and exceptions to their plan that inhibit the financial and operational performance of the supply chain.

        A complex supply chain is one with a large number of participants manufacturing and moving parts, products, and supplies around multiple locations by different modes of transportation. Companies with complex supply chains can be found within nearly all industries. Example industries where complex supply chains are often found include: high-technology and electronics, automotive and industrial products, aerospace and defense, retail and consumer packaged goods. Viewlocity's solutions are designed for companies that need flexibility due to the dynamic nature of their industries, allowing them to more effectively plan and manage the events and transactions within their extended supply chains.

        In 2002, Viewlocity Delaware and SynQuest merged, bringing together supply chain planning and execution with the goal of offering unique software and service solutions to enable more adaptive supply chains. The combined offerings will leverage supply chain planning, SCEM, and data integration capabilities to help our customers decrease inventory requirements, increase customer service levels, and more efficiently utilize manufacturing and distribution capacity across the supply chain.

        Revenue.    We generate revenue by licensing our software systems and providing support and professional services for those systems. Our software license fees have principally resulted from direct sales to customers and we expect that direct sales will continue to represent our principal selling method in the future. However, we have used, and expect to continue to use, independent resellers of our products in geographic areas where we do not believe it is cost-effective to establish a direct sales force. In addition to internally generated leads, we rely on third parties such as business process improvement consultants, implementers of software systems and complementary software application providers to provide leads for potential new customers.

        The sales cycle for our products is typically six to twelve months. Software license revenues for a particular period are substantially dependent on orders received in that period. Furthermore, we have experienced, and expect to continue to experience, significant variation in the size of individual licensing transactions. Generally, we ship our software products within a few days after receipt of an agreement. Therefore, we typically do not have a material backlog of unfilled software orders Consequently, substantially all of our license revenue in each quarter results from contracts entered into in that quarter. Accordingly, we generally do not maintain a significant backlog, except for professional services and support.

        Our revenue stream, particularly our license revenue stream, has been and continues to be strongly impacted by the current weak economic environment. In the current economic environment, many companies have severely reduced or postponed their capital spending activities. In addition, when companies are able to pursue the licensing of our products, we experience lengthened sales cycles due to companies taking additional time to assess and prioritize purchases, as well as requiring additional approvals for such purchases. We believe that these companies still consider our solutions to be important; however, the reduced spending and delays have had the effect of slowing the market acceptance of our relatively new products. We believe that future software license fees, and the ability to predict future revenues, will be negatively impacted as long as companies continue to constrain their software licensing activities.

        Cost of License Revenue.    Cost of license revenue consists of royalties paid to third parties for certain technology incorporated into our products, commissions paid to third-party systems integrators and technology vendors, the costs of duplicating media and documentation, and other direct costs of license revenue. In addition, we are obligated to pay royalties to a third party on software license fees generated from our Inbound Planning Engine product within our suite of software solutions. Future licenses of our Inbound Planning Engine product could have the effect of continuing to increase the cost of license fees over historical levels both in dollars and as a percentage of total revenue.

        Cost of Support Revenue.    Cost of support revenue consists primarily of salaries and related costs for support personnel, stock- based compensation, allocation of office expenses, and other direct costs incurred in providing customer support.

        Cost of Services Revenue.    Cost of services revenue consists primarily of salaries and related costs for services personnel, stock-based compensation, allocation of office expenses, payments to third-party consultants and other direct costs incurred in providing customer services implementation, consulting and training.

        Amortization of Acquired Technology.    The Merger provided total intangible assets of $14.6 million, of which $5.0 million was allocated to acquired technology. We intend to sell and generate revenue from the acquired technology; therefore, we are recording the related amortization expense as a cost of revenue. We are amortizing the acquired technology over their estimated useful lives ranging from two to four years. The weighted average amortization period for the acquired technology is 3.2 years.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related costs for sales and marketing personnel, stock-based compensation, allocation of office expenses, travel, entertainment and promotional expenses.

        Research and Development.    Research and development expenses include costs associated with the development of new products, enhancements to existing products and quality assurance activities. These expenses primarily consist of salaries and related costs for research and development personnel, stock-based compensation, an allocation of office expenses, payments to third-party consultants and other direct costs of research and development.

        General and Administrative.    General and administrative expenses consist primarily of salaries and related costs for administrative, finance, human resources and information systems personnel, stock-based compensation, information systems costs, outside professional service fees and other general costs and expenses.

        Depreciation and Amortization.    Depreciation and amortization includes the depreciation of property and equipment and the amortization of certain intangible assets.

        Other Income (Expense).    Other income (expense) consists of interest income, interest expense, foreign currency exchange transaction gains/losses and other miscellaneous income and expense items.

        Stock-Based Compensation.    Stock-based compensation consists of the following components:

  •
  In connection with the acquisition of SC21 Pte. Ltd. ("SC21"), we were required to pay $1.0 million in cash and issue shares of our common stock to certain shareholders of SC21, on each of December 31, 2000 and 2001. These issuances were contingent upon the continued employment and services of the former owners of SC21. As such, we recorded this contingent consideration as compensation expense over the employment and service period through the termination of operations of SC21 in 2001. We recorded compensation expense related to SC21 of $3.2 million and $1.6 million in 2000 and 2001.

  •
  We have recorded total stock-based compensation expense associated with options that have been granted to employees because the estimated fair value of the underlying common stock was greater than the exercise price on the date of grant. Our board of directors determined the fair value of the underlying common stock on the grant date based on recent sales of our preferred stock for cash to third-party investors. The total amount of compensation expense associated with these options was $1.1 million and $0.1 million in 2000 and 2001.

  •
  We have recorded stock-based compensation expense of approximately $0.6 million in 2001 and $0.3 million in 2002 related to restricted stock issued to employees of our Japanese subsidiary.

        Stock-based compensation has been recorded in the following categories of expenses in 2000, 2001, and 2002:

	Year Ended December 31,
	2000	2001	2002
Support and Services	—	136	70
Sales and Marketing	—	271	115
Research and Development	4,293	1,776	52
General and Administrative	—	68	34

Total	4,293	2,251	271

        As of December 31, 2002 all of the stock-based compensation has been expensed and will not continue in the future.

Discontinued Operations

        On March 27, 2002, we sold our European integration business, including our integration intellectual property, to Sopra Group for $14.5 million. The European integration business generated revenue of $14.6 million and operating losses of $8.2 million in 2001. The European integration business had total assets of $9.4 million, total liabilities of $9.3 million, and shareholders equity of $0.1 million as of December 31, 2001. On July 31, 2002, we completed the sale of our Asian and US integration business to Sopra Group for approximately $3.0 million. The Asian and U.S. integration business generated revenue of $13.1 million and operating losses of $11.8 million in 2001. The Asian and U.S. integration business had total assets of $3.8 million, total liabilities of $3.4 million and shareholders equity of $0.4 million as of December 31, 2001. In accordance with SFAS 144, the integration business has been accounted for as a discontinued operation. The integration business has been disposed of and the results of operations for all periods presented are reported in discontinued operations. The sale of the integration businesses resulted in a net gain of $18.4 million in 2002.

Critical Accounting Policies and Use of Estimates

        Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. The most significant estimates used in these financial statements include the valuation of equity instruments, lives of property and equipment, allocation of purchase consideration, valuation of goodwill, valuation and lives of intangible assets, valuation allowance on deferred taxes, and the allowance for doubtful accounts receivable. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. We believe the following critical accounting policies affect the most significant areas involving management's judgments and estimates.

        Revenue Recognition.    Our revenue is generated primarily by licensing our software systems and providing support and professional services for those systems. We account for our revenue in accordance with SEC Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements" and Statement of Position ("SOP") 97-2 "Software Revenue Recognition", issued by the American Institute of Certified Public Accounts, as amended by SOP 98-4 and SOP 98-9. SAB 101 and SOP 97-2 provide guidance on applying generally accepted accounting principles in recognizing revenue.

        We allocate the total software arrangement fee among each element of the arrangement with a customer where the arrangement includes rights to multiple software products, post-contract support and/or services. The arrangement fee is recognized by deferring the fair value of all undelivered elements, as determined based on the vendor-specific objective evidence of fair value of the elements when they are sold separately, and recognizing as revenue the balance of the arrangement fee as attributable to the delivered elements.

        We generally license our software for a perpetual term by charging a license fee that grants the customer the right to use the software system that is currently available at the time the agreement is reached. We recognize license revenue when there is persuasive evidence of an agreement, the software has been shipped, collectibility is reasonably assured, payment is due within one year and we have no further significant obligations. When license payment terms are in excess of one year, we recognize the related revenue as the payments become due. When uncertainties exist relating to any of these criteria, we recognize revenue upon resolution of the uncertainty or when payment is received.

        We also provide support and maintenance for our software systems under support agreements. These agreements provide unspecified software upgrades and technical support over a specified term, which is typically twelve months and renewable on an annual basis. Support contracts typically are paid in advance, and revenues from these contracts are deferred and recognized ratably over the term of the contract.

        Allowance for Doubtful Accounts.    We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience of write-offs of uncollectible accounts and any specific customer collection issues that have been identified. While such credit losses have historically been within management's estimates, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Changes in our assumptions and estimates could result in significantly different results than those recorded in our financials statements and would have the effect of reducing or increasing future profits in the period in which the estimate is revised.

        Goodwill and Other Intangible Assets.    We adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. As such, goodwill is no longer amortized. Other intangible assets are amortized on a straight-line basis over the useful life of the asset, which is the period the asset is expected to contribute directly or indirectly to future cash flows. Other intangibles include customer relationships and acquired technology. The lives established for our intangible assets are based on many factors, and are subject to change because of the nature of our operations. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. A range of 2 to 7 years has been used for amortization of specific intangible assets.

        Impairment of Long-Lived Assets.    In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill is reviewed for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that more likely than not reduce the fair value of the goodwill below its carrying value. Goodwill is impaired when its carrying value exceeds its fair value. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," other long-lived assets, which include other intangible assets, will be reviewed for impairment when factors indicate that a potential impairment may have occurred. Impairment occurs when the carrying amount of an asset exceeds its undiscounted cash flow recoverability. Impairment is then measured by comparing the carrying amount of the asset to its fair value, and we recognize an impairment loss equal to the excess above the fair value. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes the new accounting basis.

        Software Development Costs.    In accordance with SFAS 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", we expense all research and development costs as they are incurred before a product becomes technologically feasible and after a product is generally available. Between the time a product is considered technologically feasible and when it is generally available, we capitalize the costs associated with the development. For substantially all of our products, we have expensed the software development costs as they are incurred because the development costs between technological feasibility and general availability have been minimal.

        When software development costs are capitalized, we begin amortizing the capitalized costs once a product is generally available. Amortization is provided at the greater of the amount computed using (i) the ratio that current revenues for a product bear to the total of the current and anticipated future revenues of that product or (i) on a straight-line over the estimated useful life of the related product, generally two to five years. As of each balance sheet date, we perform a net realizable value analysis and the amount by which unamortized software development costs exceeds the net realizable value, if any, is recognized as expense in the period it is determined.

        Income Taxes.    Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Temporary differences are primarily the result of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Results of Operations

        The following table sets forth selected statements of operations data expressed as a percentage of our total revenue for the respective periods.

	Year Ended December 31,
	2000	2001	2002
Revenue
License	100.0%	83.1%	39.7%
Support	—	3.7	19.8
Services	—	13.2	40.5

Total revenue	100.0	100.0	100.0
Cost of revenue
License	—	1.6	1.7
Support	4.3	3.5	4.7
Services	22.1	34.6	46.0
Amortization of acquired technology	—	—	3.0

Total cost of revenue	26.4	39.7	55.4

Gross profit	73.6	60.3	44.6
Operating expenses
Sales and marketing	1,170.9	378.9	179.6
Research and development	1,691.3	204.7	89.7
General and administrative	433.8	120.6	52.2
Purchased research and development	721.2	—	—
Asset impairment and restructuring	68.5	198.8	39.6
Depreciation and amortization	364.0	101.6	41.9

Total operating expenses	4,449.7	1,004.6	403.0

Operating loss	(4,376.1)	(944.3)	(358.4)
Minority interest in net loss of subsidiary	—	14.8	5.4
Other income/(expense)
Other, net	23.9	(10.3)	5.5
Interest income	107.3	4.8	0.8
Interest expense	(89.3)	(90.6)	(53.6)

Other income/expense), net	41.9	(96.1)	(47.3)

Loss from continuing operations before income taxes	(4,334.2)	(1,025.6)	(400.3)
Income tax benefit (provision)	50.3	26.9	(0.1)

Loss from continuing operations	(4,283.9)	(998.7)	(400.4)

Discontinued operations
Loss from operations of integration business	(4,172.4)	(554.9)	(18.6)
Income tax benefit (provision)	(2.4)	7.9	0.2
Gain from sale of integration business	—	—	274.4

Income (loss) from discontinued operations	(4,174.8)	(547.0)	256.0

Net loss	(8,458.7)%	(1,545.7)%	(144.4)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        License Revenue.    Revenue from software license fees decreased 13.7% to $2.7 million in 2002 from $3.1 million in 2001, a decrease of $0.4 million. The decrease in license revenue was primarily due to weak economic conditions that caused our customers to delay or lower their technology capital spending. During 2002, we recognized revenue from five license agreements as compared to seven license agreements in 2001. As of December 31, 2002, we had approximately $1.0 million in signed license backlog. As a percentage of total revenue, revenue from software license fees decreased to 39.7% in 2002 from 83.1% in 2001.

        Support Revenue.    Revenue from support and maintenance contracts increased 859.0% to $1.3 million in 2002 from $0.1 million in 2001, an increase of $1.2 million. $0.6 million of this increase was related to our merger with Synquest on November 15, 2002 and the support revenue recognized from that date through December 31, 2002. The remainder of the increase in support revenue was due to an increase in our customer base since the initial introduction of our products in late 2000, which resulted in an increase in both the dollar amount and number of support and maintenance contracts. As a percentage of total revenue, revenue from support increased to 19.8% in 2002 from 3.7% in 2001.

        Services Revenue.    Revenue from professional services increased 452.6% to $2.7 million in 2002 from $0.5 million in 2001, an increase of $2.2 million. $0.4 million of this increase related to our merger with Synquest on November 15, 2002 and the services revenue recognized from that date through December 31, 2002. The remaining increase in revenue from services resulted from new customers as our customer base has grown since the initial introduction of our products in late 2000, which resulted in an increase in both the dollar amount and number of service agreements. As a percentage of total revenue, revenue from services increased to 40.5% in 2002 from 13.2% in 2001.

        Cost of License Revenue.    Cost of license revenue remained consistent at $0.1 million in 2002 and 2001. As a percentage of license revenue, cost of license revenue also remained consistent at 1.7% in 2002 as compared to 1.6% in 2001.

        Cost of Support Revenue.    Cost of support increased 147.2% to $0.3 million in 2002 from $0.1 million in 2001, an increase of $0.2 million. In 2002, we increased our support staff to accommodate our increase in support and maintenance contracts. As a percentage of support revenue, cost of support decreased to 23.6% in 2002 from 91.4% in 2001, as a result of the increase in support revenue from 2001 to 2002.

        Cost of Services Revenue.    Cost of services increased 140.1% to $3.1 million in 2002 from $1.3 million in 2001, an increase of $1.8 million. In 2002, we increased our services staff to accommodate our increase in service arrangements. As a percentage of services revenue, cost of services decreased to 113.8% in 2002 from 261.8% in 2001, due to an increase in services revenue from 2001 to 2002.During 2001 and 2002, we generated negative margins from our professional services. Our hiring of services personnel was performed in advance of having significant customers so that we would have properly trained services personnel as our products gained market acceptance and our customers required professional services. We anticipate the margin relating to services to improve in 2003.

        Amortization of Acquired Technology.    We recorded amortization of acquired technology of $0.2 million in 2002 in connection with the Merger. The Merger provided total intangible assets of $14.6 million, of which $5.0 million was allocated to acquired technology. We intend to sell and generate revenue from the acquired technology; therefore, we are recording the related amortization expense as a cost of revenue. We are amortizing the acquired technology over their estimated useful lives ranging from two to four years. The weighted average amortization period for the acquired technology is 3.2 years.

        Sales and Marketing.    Sales and marketing expenses decreased 14.4% to $12.1 million in 2002 from $14.1 million in 2001, a decrease of $2.0 million. The decrease was primarily due to a reduction and sales and marketing personnel, as well as tighter controls over discretionary spending, particularly marketing and promotional spending. As a percentage of total revenue, these costs decreased to 179.6% in 2002 from 378.9% in 2001.

        Research and Development.    Research and development expenses decreased 20.9% to $6.0 million in 2002 from $7.6 million in 2001, a decrease of $1.6 million. Non-cash stock-based compensation included within research and development expenses decreased by $1.7 million to $0.1 million in 2002 compared to $1.8 million in 2001. During 2001, the majority of stock-based compensation included within research and development costs related to the SC21 acquisition. Under the terms of the acquisition agreement, we were required to pay $1.0 million in cash and issue shares of our common stock to certain stockholders of SC21, on each of December 31, 2000 and 2001. These payments and stock issuances were contingent upon the continued employment and services of these stockholders and therefore, we excluded them from the purchase price and accounted for them as compensation expense over the employment and service period which ended on December 31, 2001. Therefore, this amortization of stock-based compensation expense did not carry forward into 2002. As a percentage of total revenue, research and development expenses decreased to 89.7% in 2002 from 204.7% in 2001.

        General and Administrative.    General and administrative expenses decreased 21.8% to $3.5 million in 2002 from $4.5 million in 2001, a decrease of $1.0 million. This decrease was primarily due to a reduction in general and administrative personnel costs. As a percentage of total revenue, these costs decreased to 52.2% in 2002 from 120.6% in 2001.

        Asset Impairment and Restructuring.    Asset impairment and restructuring expenses decreased 64.0% to $2.7 million in 2002 from $7.4 million in 2001. During 2002, we reduced our headcount and incurred $1.3 million in severance and related expenses resulting in a headcount reduction of 34 employees, consisting of management, development, selling and administrative employees. Also during 2002, we decided to no longer develop or utilize the technology acquired in the acquisition of Electron Economy and therefore we abandoned these product lines. Accordingly, we recorded asset impairment charges of $0.9 million in 2002 for the remaining net book value of that acquired technology. Additionally, in 2002 we closed our office in France to align our cost structure with changing market conditions. We incurred $0.5 million in expenses for the closure of this facility. During 2001, we abandoned certain product lines from previously purchased businesses. These actions were designed to simplify product offerings and focus on our core products. We incurred asset impairment charges of $7.4 million during 2001. Of the $7.4 million, $3.1 million related to the write-off of acquired technology, $4.2 million related to the write-off of goodwill and other intangible assets, and $0.1 million related to the write-off of property and equipment.

        Depreciation and Amortization.    Depreciation and amortization decreased 25.6% to $2.8 million in 2002 from $3.8 million in 2001, a decrease of $1.0 million. Amortization expense decreased $1.7 million to $0.8 million in 2002 from $2.4 million in 2001. In January 1, 2002, we implemented SFAS 142 which requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually with fiscal years beginning after December 15, 2001. The decrease in amortization was primarily due to the change in amortization of goodwill from implementing SFAS 142. Goodwill amortization was $1.1 million in 2001 and there was no goodwill amortization in 2002. The remainder of the decrease in amortization expense from 2001 to 2002 resulted from the previously discussed abandonment of certain acquired technology from SC21 and Electron Economy. Depreciation expense increased $0.7 million to $2.0 million in 2002 from $1.3 million in 2001. This increase was due to a increase in the depreciable asset base in 2002. As a percentage of total revenue, depreciation and amortization decreased to 41.9% in 2002 from 101.6% in 2001.

        Operating Expenses and Operating Loss.    As a result of the above factors, our operating expenses decreased to $27.1 million in 2002 from $37.4 million in 2001 and our operating loss decreased to $24.1 million in 2002 from $35.1 million in 2001.

        Other Income (Expense).    Other income (expense) is primarily composed of interest income, interest expense and foreign currency gains and losses. We had a currency gain of $0.4 million in 2002 compared to a currency loss of $0.4 million in 2001. This was offset by an increase in interest expense of $0.2 million from $3.6 million in 2002 to $3.4 million in 2001 primarily due to expensing cancelled warrants to interest expense in 2002 in connection with the Merger.

        Income Taxes.    In 2002 and 2001, we reported losses for both financial reporting and income tax purposes. There was no significant provision for income taxes in 2002 and we recorded an income tax benefit of $1.0 million in 2001. At the time of the acquisition of SC21, a deferred tax liability was incurred relating to the goodwill allocated to the software and workforce agreements. Because of the previously discussed write-off of the SC21 intangibles during 2001, we recognized a $1.0 million benefit for the reversal of the deferred tax liability.

        Discontinued Operations.    In 2002, we reported a loss from discontinued operations of $1.3 million offset by the gain on sale of the discontinued operations of $18.4 million. This resulted in income from discontinued operations of $17.2 million in 2002. This compared to a net loss from discontinued operations of $20.4 million in 2001. The discontinued operations are the results from our integration business that we sold in 2002.

        Net Loss.    As a result of the above factors, our net loss decreased to $9.7 million in 2002 compared to a net loss of $57.5 million in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        License Revenue.    Revenue from software license fees increased 328.6% to $3.1 million in 2001 from $0.7 million in 2000. In early 2000 we began to develop our suite of products and we began to derive revenue from this product line in the third quarter of 2000. The increase in software license fees from 2000 to 2001 is the result of having a generally available product for the entire year of 2001 as opposed to a partial year in 2000. As a percentage of total revenue, revenue from software license fees decreased to 83.1% in 2001 from 100.0% in 2000.

        Support Revenue.    Revenue from support and maintenance was $0.1 million in 2001. There was no support revenue in 2000. We began to sell our products in the third quarter of 2000 and support and maintenance on these products did not begin until 2001. Support revenue was 3.7% of our total revenue in 2001.

        Services Revenue.    Revenue from services was $0.5 million in 2001. There was no service revenue in 2000. We began to sell our products in the third quarter of 2000 and services engagements to implement those projects did not begin until early 2001. Services revenue was 13.2% of our total revenue in 2001.

        Cost of License Revenue.    Cost of license revenue was $0.1 million in 2001. There was no cost of license revenue in 2000. This increase resulted from royalties paid to a third party for technology utilized with our products during 2001. In the early releases of our products, there was no embedded third party technology, however, as we have continued to enhance the products, we have utilized third party technology as the most efficient way to provide certain functionality. As a percentage of license revenue, cost of license fees increased to 1.6% in 2001.

        Cost of Support Revenue.    Cost of support increased to $0.1 million in 2001. Cost of support was not significant in 2000. We began to hire support personnel and build our support organization in late 2000 after we made the initial release of our products. Cost of support was 91.4% as a percentage of support revenue in 2001.

        Cost of Services Revenue.    Cost of services increased 710.1% to $1.3 million in 2001 from $0.2 million in 2000. We began to hire services personnel and build our services organization in late 2000 after we made the initial release of our products. This build-up of the services organization was done in advance of having any significant customers so that we would have properly trained services personnel as our products gained market acceptance and our customers required professional services. As a result, in 2000 we incurred cost of services without having any services revenue and in 2001 we incurred more cost of services than services revenue.

        Sales and Marketing.    Sales and marketing expenses increased 67.0% to $14.1 million in 2001 from $8.4 million in 2000. The increase was due mainly to an increase in the number of sales and marketing personnel, increased commission as a result of higher license sales, and increased market expenses relating to the launch of our products.

        Research and Development.    Research and development expenses decreased 37.5% to $7.6 million in 2001 from $12.2 million in 2000, a decrease of $4.6 million. Non-cash stock-based compensation included in research and development expenses decreased by $2.5 million to $1.8 million in 2001 compared to $4.3 million in 2000. During 2001 and 2000, the majority of stock-based compensation included within research and development costs related to the SC21 acquisition. Under the terms of the acquisition agreement, we were required to pay $1.0 million in cash and issue shares of our common stock to certain stockholders of SC21, on each of December 31, 2000 and 2001. These payments and stock issuances were contingent upon the continued employment and services of these stockholders and therefore, we excluded them from the purchase price and accounted for them as compensation expense over the employment and service period which ended on December 31, 2001. The remainder of the decrease in research and development expenses from 2000 to 2001 was primarily due to a decrease in the use of outside consulting personnel. We utilized a significant amount of outside consulting personnel during 2000 as we prepared for the initial release of our products. Once the products were released and as they matured, we hired additional development personnel and utilized fewer outside consultants resulting in an overall cost reduction for 2001 as compared to 2000.

        General and Administrative.    General and administrative expenses increased 43.4% to $4.5 million in 2001 from $3.1 million in 2000. This increase was primarily due to increase in personnel in 2001.

        Purchased Research and Development.    In connection with our purchase of Nexstep, we recorded a one-time charge to expense of $5.2 million during the first quarter of 2000 related to in-process research and development ("IPR&D"). When we acquired Nexstep, it was in the process of developing software products for Internet retail organizations, primarily focused on its enterprise application architecture. The enterprise application architecture is a code framework for the operating environment upon which Nexstep intended to build a number of application components for supply chain management. While analysis, design, modeling and coding had been performed on many functions of the framework, Nexstep had not produced an operational system nor tested the prototypes in live network environments. The project was neither complete nor being marketed and had not achieved technological feasibility at the date of acquisition. Substantially all of the application components that Nexstep intended to build were in the very early stages of research and analysis. As a result, substantially all of the $5.2 million in IPR&D that we acquired was related to the enterprise application architecture. We determined the value of the IPR&D based on the income approach valuation method by estimating the present value of the projected net cash flows to be generated by the in-process technology.

        In order to determine the projected net cash flows, the revenue, expenses, and other cash flow items associated with the commercialization of the in-process technology were estimated for the period from 2000 though 2006. Strong revenue growth was projected through 2002; thereafter, revenue was expected to increase moderately through 2005 and then decline sharply in 2006 as other new products were expected to be introduced. The projected net cash flows were then discounted to present value at 30%, a rate of return that considers the relative risk of achieving the projected cash flows and the time value of money. Finally, a 45% stage-of-completion factor was applied to the discounted cash flows. Consistent with our policy for accounting for costs to develop our software, these products are not capitalizable under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and have no alternative future use other than in research and development.

        Asset Impairment and Restructuring.    Asset impairment and restructuring costs increased to $7.4 million in 2001 from $0.5 million in 2000. During 2001, we abandoned certain product lines from previously purchased businesses. These actions were designed to simplify product offerings and focus on our core products. We incurred asset impairment charges of $7.4 million during 2001. Of the $7.4 million, $3.1 million related to the write-off of acquired technology, $4.2 million related to the write-off of goodwill and other intangible assets, and $0.1 million related to the write-off of property and equipment. During 2000, we reduced our headcount by terminating 11 development employees and closed our Raleigh, N.C. office. In conjunction with this reduction in force, we incurred $0.5 million of severance and related costs.

        Depreciation and Amortization.    Depreciation and amortization increased 44.1% to $3.8 million in 2001 from $2.6 million in 2000. The increase was mainly due to the increase in depreciation of fixed assets.

        Operating Expenses and Operating Loss.    As a result of the above factors, our operating expenses increased to $37.4 million in 2001 from $32.1 million in 2000 and our operating loss increased to $35.1 million in 2001 from $36.1 million in 2000.

        Other Income (Expense).    Other income (expense) increased to $3.6 million of expense in 2001 compared to $0.3 million of income in 2000. Interest, the largest component of other income (expense), primarily consists of interest earned on cash and cash equivalents, offset by interest expense related to obligations under lines of credit, loans and capital leases. Net interest expense was $3.2 million in 2001 compared to $0.1 million of income in 2000. The increase in net interest expense was due to $10 million in subordinated debt that was issued in December 2000.

        Income Taxes.    At the time of the acquisition of SC21, a deferred tax liability was incurred relating to the goodwill allocated to the software and workforce agreements. Because of the previously discussed write-off of the SC21 intangibles during 2001, we recognized a $1.0 million benefit for the reversal of the deferred tax liability, compared to a benefit of $0.4 million in 2000.

        Discontinued Operations.    In 2001, we reported net loss from discontinued operations of $20.4 million. This compared to a net loss from discontinued operations of $30.1 million in 2000. The discontinued operations are the results from our integration business that was sold in 2002.

        Net Loss.    As a result of the above factors, our net loss decreased to $57.5 million in 2001 compared to $61.0 million in 2000.

Unaudited Quarterly Results of Operations Data

        The following tables contain quarterly financial information. The unaudited consolidated quarterly financial statements have been prepared on substantially the same basis as the audited consolidated financial statements contained elsewhere in this report. They include all adjustments, consisting only of normal recurring accruals that are considered necessary to present fairly this information when read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this annual statement.

	Quarter Ended,
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except share and per share data)
Revenue	$1,018	$447	$874	$1,382
Cost of revenue	160	267	504	545

Gross profit	858	180	370	837
Operating expenses
Sales and marketing	3,690	3,303	3,449	3,659
Research and development	2,142	2,181	2,135	1,159
General and administrative	878	1,168	1,171	1,269
Asset impairment and restructuring	(19)	70	8,034	(688)
Depreciation and amortization	1,080	1,108	631	963

Total operating expenses	7,771	7,830	15,420	6,362

Operating loss	(6,913)	(7,650)	(15,050)	(5,525)
Minority interest in net loss of subsidiary	9	51	292	197
Other income/ (expense)	(721)	(871)	(792)	(1,189)

Loss from continuing operations before income taxes	(7,625)	(8,470)	(15,550)	(6,517)
Income tax benefit (provision)	—	(608)	(394)	—

Loss from continuing operations	$(7,625)	$(7,862)	$(15,156)	$(6,517)

Loss from discontinued operations	(3,923)	(4,632)	(10,097)	(1,703)

Net loss	$(11,548)	$(12,494)	$(25,253)	$(8,220)

Basic and diluted net loss per share	$(1,877.72)	$(610.80)	$(516.13)	$(168.10)

Weighted average shares	6,150	20,455	48,928	48,901
	Quarter Ended,
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except share and per share data)
Revenue	$498	$2,346	$1,267	$2,607
Cost of revenue	476	659	936	1,649

Gross profit	22	1,687	331	958
Operating expenses
Sales and marketing	3,609	3,526	2,390	2,544
Research and development	1,524	1,534	1,381	1,585
General and administrative	1,000	846	665	995
Asset impairment and restructuring	—	614	1,209	839
Depreciation and amortization	786	784	617	627

Total operating expenses	6,919	7,304	6,262	6,590

Operating loss	(6,897)	(5,617)	(5,931)	(5,632)
Minority interest in net loss of subsidiary	115	118	50	82
Other income/ (expense)	(504)	(513)	(594)	(1,572)

Loss from continuing operations before income taxes	(7,286)	(6,012)	(6,475)	(7,122)
Income tax benefit (provision)	—	—	6	(1)

Loss from continuing operations	$(7,286)	$(6,012)	$(6,481)	$(7,121)

Gain from discontinued operations	13,303	178	3,477	239

Net loss	$6,017	$(5,834)	$(3,004)	$(6,882)

Basic and diluted net loss per share	$123.11	$(119.34)	$(61.44)	$(2.40)

Weighted average shares	48,874	48,885	48,896	2,971,275

        Our revenue stream, particularly our license revenue stream, has been and continues to be strongly impacted by the current weak economic environment. In the current economic environment, many companies have severely reduced or postponed their capital spending activities. In addition, when companies are able to pursue the licensing of our products, we are experiencing lengthened sales cycles due to companies taking additional time to assess and prioritize purchases, as well as requiring additional approvals for such purchases. These factors have resulted in significant quarter-to-quarter fluctuations in our revenue stream.

Liquidity and Capital Resources

        Historically, we have financed our operations and capital expenditures primarily through the private placement of shares of convertible preferred stock, including the Private Placement and, to a lesser extent, through borrowings. We currently maintain a line of credit with Silicon Valley Bank. As of December 31, 2002, we may borrow up to $1.8 million, of which, $1.5 million is outstanding under this agreement. We will continue to need additional capital to meet our cash needs under our current business plan. We have asked our shareholders to approve at our annual meeting an amendment to our Articles of Incorporation that will increase our ability to obtain debt financing in the future. We believe that continued private or public financings, debt financing and the successful commercialization and market acceptance of our software and services will generate the sources of liquidity to meet our cash needs. Additionally, we may seek to raise capital through other means including through acquisitions of other companies, strategic alliances, or other business combinations. However, we cannot be certain that we will be able to obtain additional financing or extend our current debt on favorable terms, if at all. If we are not able to obtain additional financing when needed, we will be required to modify our current business plan, sell certain of assets, or downsize our workforce in order to raise capital and reduce costs and expenditures.

        Cash used in our operating activities was $25.3 million for the year ended December 31, 2002 compared to $41.4 million for the year ended December 31, 2001. The cash used in operating activities in 2002 resulted primarily from our net loss from continuing operations of $26.9 million. The cash used in operating activities in 2001 resulted primarily of our net loss from continuing operations of $37.2 million and net loss from discontinued operations of $20.4 million offset by non-cash expenses for asset impairment charges of $13.6 million and non-cash expenses related to equity issuances of $3.2 million.

        Cash provided by our investing activities was approximately $9.8 million in the year ended December 31, 2002 compared to approximately $8.4 million in 2001. During the year ended December 31, 2002, the cash provided by investing activities was primarily from the net cash received from the disposition of our integration business of $15.3 million offset by scheduled payments made in 2002 regarding the SC21 acquisition of $3.4 million and acquisition costs relating to the Merger with Synquest of $1.9 million. During the year ended December 31, 2001, the cash provided by investing activities was primarily cash received from through acquisition of Electron Economy.

        Cash provided in our financing activities amounted to approximately $24.2 million during the year ended December 31, 2002 compared to cash provided by financing activities of $31.3 million in 2001. During the year ended December 31, 2002, approximately $29.1 million was provided from the issuance of preferred stock, offset by $0.7 million in payment of capital leases and $4.2 million of debt repayment. During the year ended December 31, 2001, approximately $29.1 million was provided from the issuance of preferred stock, $4.2 million form the sale of a minority interest in Viewlocity Japan, offset by $0.6 million in payment of capital leases and $1.4 million debt repayment.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually with fiscal years beginning after December 15, 2001. We have performed the transitional impairment test, which indicated there is no impairment to goodwill. We have also reclassified the net book value of $0.1 million of our workforce intangible asset to goodwill.

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt this statement on January 1, 2003 and do not believe the effect of adopting this statement will have a material impact on the results of operations, our financial position, or cash flows.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002 and used the guidance in this statement in accounting for our discontinued operations.

        In November 2001, the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements for Out of Pocket Expenses Incurred," which was subsequently incorporated in Emergency Issues Task Force ("EITF") 01-14. EITF 01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, we have netted reimbursement received for out of pocket expenses against the related expenses in the consolidated statements of operations. We adopted the provisions of EITF 01-14 on January 1, 2002 and it did not have a material impact on our financial position, results of operations, or cash flows.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to an exit plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt the provisions of SFAS 146 on January 1, 2003.

        In November 2002, the FASB reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("the Issue"). The guidance in this Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

        In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This interpretation clarifies the requirements of SFAS 5, "Accounting for Contingencies," relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation's provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. W e have adopted the disclosure provisions of this interpretation, however we have not yet determined the impact this interpretation will have on our results of operations, financial position or cash flows.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to SFAS 123." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

        In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2002. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

Risk Factors

        The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

        Our Common Stock Being Delisted from the Nasdaq SmallCap Market Could Negatively Affect Our Ability to Sell Our Common Stock.    Effective at the open of business on November 21, 2002, the company was delisted from the The Nasdaq SmallCap Market and began trading on the Nasdaq-

sponsored OTC Bulletin Board Service. Accordingly, our shareholders may find it more difficult to sell our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future.

        Because We Have Recently Implemented a New Business Strategy, It May Be Difficult to Evaluate Our Business and Prospects.    Prior to the Merger, our business focused on traditional supply chain planning, software and services. Viewlocity Delaware began to develop SCEM applications in early 2000 and began to derive revenue from these applications in the third quarter of 2000. The Merger has required that we implement a new strategy for the ASCM market. As a result, our past performance and operations may not be relied upon to evaluate our future business and prospects.

        We Have Not Achieved Profitability to Date, Expect Losses in the Future, and May Never Achieve or Maintain Profitability.    We incurred operating losses from continuing operations of $30.9 million, $37.2 million, and $26.9 million in the years ended December 31, 2000, 2001, and 2002, respectively. We have invested significantly in building our management team and attracting product designers, software architects and supply chain and logistics experts. We also have invested significantly in the development of our software, incurring research and development charges of $12.2 million, $7.6 million and $6.0 million in the years ended December 31, 2000, 2001, and 2002, respectively. Although we have reduced unnecessary costs and expenses, we expect to devote substantial financial and other resources to developing enhancements our existing products and expanding our professional service, sales and marketing activities. As a result, we cannot assure you that we will be able to achieve profitability in our operations.

        The Market Acceptance of Our Products and Our Continued Growth Will Depend on Our Ability to Enhance Our Existing Products, to Develop New Products and to Promote Our Professional Services.    To be competitive, we must successfully introduce product enhancements, develop new products and promote our professional services. Certain of our ASCM software are in its early stages and continue to evolve. The emerging nature for ASCM software and evolving customer needs require that we continually improve the performance, features and reliability of our products, as well as introduce new products. Any delays or failure to develop and introduce new products and enhancements to existing products and promote professional services may have an adverse effect on our business and operating results, including an adverse effect on our revenue growth, loss of market share, injury to our reputation or damage our efforts to build brand awareness.

        Our International Operations Are Subject to Heightened Risks and Uncertainties, Which May Negatively Affect Our Business.    We currently conduct business in a number of foreign countries. Although, we have significant experience with international operations, these operations require management attention and financial resources and are subject to a number of risks and uncertainties. Our continuing operations derived 34% of our license revenue from outside the United States during the twelve months ended December 31, 2000 and 2001 and 30% for the years ended December 31, 2002. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. In international markets where we set prices in U.S. dollars, currency fluctuations could make our products and services less price competitive. In addition, our international sales and operations could be adversely affected by the imposition of government controls, changes in financial currencies, political and economic instability, difficulties in staffing and managing international operations, costs and complexities of localizing products for foreign markets, and general economic and currency exchange rate conditions in foreign countries.

        Our Sales Cycle is Lengthy, Which Makes it Difficult to Plan Our Revenue and Expenses and May Cause Our Operating Results to Fluctuate.    Our products are complex and often involve significant investment decisions by prospective customers. Accordingly, the license of our products requires us to engage in a lengthy sales cycle and to provide a significant level of education to prospective customers regarding the use and benefits of our products. A lengthy sales cycle may result in fluctuations in revenue and expenses and may make it difficult to accurately predict the quarter in which a particular sale will occur. This could adversely affect the timing of our revenue and corresponding expenditures, which could harm our ability to meet our financial forecasts and market expectations for a particular quarter. The purchase of our products by our customers for deployment within their organizations typically involves a significant commitment of customers' capital and resources, and is therefore subject to delays that are beyond our control, such as customers' internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations, among other factors. The decision-making process also can be impacted by the sales practices of, and product introductions by, our competitors. We cannot assure you that we will be able to shorten our sales cycle or prevent our sales cycle from lengthening.

        Increased Security Risks Related to the Secure Transmission of and Access to Confidential Information in Public and Private Computer Networks May Deter Future Use of Our Software and Services.    A fundamental requirement of conducting supply chain management is the secure transmission of and access to confidential information in public and private computer networks. Failure of our customers to prevent security breaches, or well publicized security breaches affecting the Internet in general, may harm our business and operating results, including costly litigation, diversion of technical and management personnel, damage to our reputation, loss of market share, failure to achieve market acceptance, and increase product development costs. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the security features used by our customers and their business partners to protect content and transactions on the Internet or networks or proprietary information in customers' and their business partners' databases. Anyone who is able to circumvent security measures may misappropriate confidential information or cause interruptions in customers' and their business partners' operations. Our customers and their business partners may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches, reducing their demand for our software.

        We Are Subject to Intense Competition that Could Harm Our Business.    The market for business applications software is highly competitive. A number of products directly compete with our suite of software solutions. We compete primarily with supply chain management solutions vendors, including i2 Technologies, Inc. and Manugistics Inc.; enterprise resource planning vendors, such as SAP AG, PeopleSoft, Inc., Oracle Corporation and J.D. Edwards & Company; traditional software vendors and web-based solutions vendors. Some of our current and potential competitors have greater name recognition, significantly greater financial, marketing, technical and other resources, a broader range of products, and a larger established base of customers than we do. These factors may enable them to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products. In addition, other companies could develop new products or incorporate additional functionality into their existing products, directly competing with our products or making them obsolete. Furthermore, cooperative relationships among our competitors could increase the ability of their products to address the supply chain planning needs of our prospective customers and could enable them to rapidly acquire significant market share. We may not compete successfully against existing or new competitors which may result in loss of market share.

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

        We May Have Difficulty Managing Our Internal Growth, Which Could Limit Our Ability to Effectively Implement Our Business Strategies.    If we were to experience periods of rapid growth in revenues, we may experience significant strains upon our management systems and resources. Our ability to compete effectively and to manage future growth, if any, requires us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis. To expand our business, we must increase the total number of employees and train and manage our employee work force in a timely and effective manner. If we are unable to hire according to our needs, we may be unable to compete for new projects or complete existing projects satisfactorily.

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

        Possible Disruption in Commercial Activities Due to Terrorist Activity and an Armed Conflict.    Our operating results and financial condition could be materially and adversely affected by a catastrophic event, such as the recent terrorist attacks upon the United States. A catastrophic event that results in the destruction of any of our critical business or information technology systems could adversely affect our ability to conduct normal operations and as a result our future operating results could be affected. Disruptions caused by a terrorist activity or an armed conflict could adversely affect quarterly revenues and net income by delaying the closing of a number of licensing transactions.

        Our Quarterly Revenues and Operating Results Can Be Difficult to Predict and Can Fluctuate Substantially.    Our revenues in general, and our license revenues in particular, are difficult to forecast and likely to fluctuate substantially from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

  •
  the relatively long sales cycles for most of our products;

  •
  the tendency of some of our customers to wait until the end of a fiscal quarter or our year end in the hope of obtaining more favorable terms;

  •
  the timing of our or our competitors' new products or product enhancements or any delays in such introductions;

  •
  any delays or deferrals of customer implementations of our products;

  •
  any changes in customer budgets that could affect both the timing and size of any transactions;

  •
  any delays in recognizing revenue on any transaction;

  •
  any changes in general economic conditions; and

  •
  any changes in our pricing policies or the policies of our competitors.

Our license revenues in any quarter depend on orders booked and shipped in that particular quarter. Accordingly, our quarterly results are difficult to predict with any accuracy until the very end of a quarter. If even a small number of relatively large license transactions are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and our net income could fall significantly short of our predictions.

        Acquisitions and Investments Present Many Risks, and We May Not Realize the Financial or Strategic Goals That Are Contemplated at the Time of Any Transaction.    We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. The risks we commonly encounter include:

  •
  we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

  •
  we may have difficulty integrating the operations and personnel of the acquired business;

  •
  our ongoing business may be interrupted by transition or integration issues;

  •
  our management's attention may be diverted form other business concerns;

  •
  our management may not be able to improve our financial and strategic position;

  •
  we may have difficulty maintaining uniform standards, controls, procedures and policies;

  •
  our relationship with current and new employees and clients could be impaired; and

  •
  our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters.

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Interest Rate Risk.    Our exposure to market risk is related to changes in interest rates from to our borrowing activities. A hypothetical 10% increase or decrease in interest rates related to our variable rate debt ($1.5 million outstanding as of December 31, 2002) would not have a material effect on our results of operations or balance sheet over the next 12 months.

        We do not currently utilize, and we have not in the past, utilized derivative financial instruments to manage exposure to interest rate changes.

        Foreign Currency Risk.    We develop products in the United States and market our products in North America, Europe, and Asia-Pacific. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are currently made in both U.S. dollars and local currencies Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the pound sterling, and the Australian dollar. Any appreciation of the U.S. dollar against the currencies in which these items are denominated has the effect of reducing their values in our consolidated financial statements. Changes in the value of these currencies relative to the U.S. dollar are charged or credited to stockholders' equity. We have sizable international operations and a portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar can significantly impact the translation of the results of operations from our international operations into U.S. dollars. Historically, we have not experienced significant translation variances from year to year in our results of operations. In addition, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies may make our products less competitive in international markets. Our transaction and translation gains and losses have not been significant in any of the periods presented. To date, we have not used financial hedging techniques nor have we entered into financial instruments for trading or speculative purposes. Although we will continue to monitor our exposure to currency exchange rate fluctuations, and when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements are listed under Item 15(a) of this annual report and are filed as part of this report beginning on page F-1. The supplementary data is included under Item 7 of this annual report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On December 4, 2002, upon the recommendation and approval of our Audit Committee, we dismissed Ernst & Young LLP as our independent public accountants and engaged PricewaterhouseCoopers LLP as independent public accountants for the year ended December 31, 2002. PricewaterhouseCoopers LLP was Viewlocity Delaware's independent public accountants prior to the Merger. The information required by Item 9 of Form 10-K and Item 304 of Regulation S-K is included in our Current Report on Form 8-K filed with the SEC on December 10, 2002.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        In accordance with General Instruction G(3) of the Form 10-K, additional information relating to our directors and executive officers, is set forth under the caption "Information Regarding Nominees for Directors" in Proxy Statement for the 2003 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to our executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this report.

Item 11. EXECUTIVE COMPENSATION

        In accordance with General Instruction G(3) of Form 10-K, the information relating to executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference; provided, such incorporation by reference shall not be deemed to include or incorporate by reference the information referred to in Item 402 (a)(8) of Regulation S-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        In accordance with General Instruction G(3) of Form 10-K, the information relating to security ownership by certain persons is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

        The following table gives information about our common stock that may be issued upon the exercise of the options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002, including the Factory Automation & Computer Technologies, Inc. Stock Option Plan ("1987 Stock Option Plan") and the Amended and Restated 1997 Stock Option Plan. Our shareholders have approved all of these plans.

        Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans ©
Equity compensation plans approved by security holders
1987 Stock Option Plan	70,797	$18.68	—
1997 Stock Option Plan	292,366	$36.63	2,686,272
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	363,163	$33.13	2,686,272

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In accordance with General Instruction G(3) of Form 10-K, the information relating to certain relationships and related transactions is set forth under the caption "Related Party Transactions" in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 14. CONTROLS AND PROCEDURES

        Within 90 days before filing this Report, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures were effective, in all material aspects, to ensure that information required to be disclosed in the reports we file and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

        There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date our chief executive officer and chief financial officer carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements

1.
The following financial statements are filed with this report on the pages indicated:

  2.
  Financial Statement Schedules

        All financial statement schedules are omitted because they are not required or the required information is shown in the financial statements or the notes thereto.

  3.
  Exhibits

        See Item 15(c) below.

(b)
Reports on Form 8-K.

        On November 22, 2002, we filed a current report of Form 8-K (as amended on January 14, 2003) reporting on Item 1, Changes in Control of Registrant, Item 2, Acquisition or Disposition of Assets, and Item 5, Other Events, announcing the Merger and Private Placement.

        On December 10, 2002, we filed a current report of Form 8-K reporting under Item 4, Changes in Registrant's Certifying Accountants, that we had changed our auditors from Ernest & Young LLP to PricewaterhouseCoopers LLP, and under Item 5, Other Events, that we intended to change our name to Viewlocity, Inc.

(c)
Exhibits

Exhibit Number			Description
2.1		—	Agreement and Plan of Merger dated August 30, 2002, between SynQuest, Inc. and Viewlocity, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed on September 5, 2002).
2.2	(a)	—	Agreement and Plan of Merger dated August 30, 2002, between SynQuest, Inc. and Tilion, Inc. (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K filed on September 5, 2002).
2.2	(b)	—	Tilion Merger Termination Agreement dated September 20, 2002, between SynQuest, Inc, Tilion, Inc. and Ticket Acquisition Corp.*
3.1		—	Third Amended and Restated Articles of Incorporation of SynQuest, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
3.2		—	Articles of Amendment of Third Amended and Restated Articles of Incorporation of SynQuest, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K filed for the fiscal year ended June 30, 2002).

3.3	—	Articles of Amendment of Third Amended and Restated Articles of Incorporation of SynQuest, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on November 22, 2002).
3.4	—	Articles of Amendment of Third Amended and Restated Articles of Incorporation of SynQuest, Inc.*
3.5	—	First Amended and Restated Bylaws of Viewlocity, Inc.*
4.1	—	Form of specimen common stock certificate.*
4.2	—	Stock Purchase Agreement by and between Factory Automation & Computer Technologies, Inc., Warburg, Pincus Investors, L.P. and Craig Skevington dated as of May 10, 1994 (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-37518)).
4.3	—	Preferred Stock Purchase Agreement by and between SynQuest, Inc. and Series G Investors dated as of March 3, 1999 (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 33-37518)).
4.4	—	Articles of Amendment of Third Amended and Restated Articles of Incorporation of SynQuest, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on November 22, 2002).
10.1	—	Employment Agreement by and between SynQuest, Inc. and Joseph Trino dated as of November 1, 1997 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-37518) ).
10.2	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Joseph Trino dated as of May 20, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.3	—	Employment Agreement by and between SynQuest, Inc. and Timothy Harvey dated as of November 1, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.4	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Timothy Harvey dated as of May 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.5	—	Employment Agreement by and between SynQuest, Inc. and John Bartels dated as of November 1, 1997 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 33-37518) ).
10.6	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and John Bartels dated as of May 20, 2002 (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.7	—	Employment Agreement by and between SynQuest, Inc. and Christopher Jones dated as of September 1, 1998 (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 33-37518)).
10.8	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Christopher Jones dated as of May 20, 2002 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.9	—	Employment Agreement by and between SynQuest, Inc. and Ronald Nall dated as of July 5, 2000 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended June 30, 2000).

10.10	—	Letter Agreement by and between SynQuest, Inc. and Ronald Nall dated as of November 15, 2001 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.11	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Ronald Nall dated as of May 20, 2002 (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.12	—	Employment Agreement by and between SynQuest, Inc. and Joseph Leary dated as of February 12, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2001).
10.13	—	Letter Agreement by and between SynQuest, Inc. and Joseph Leary dated as of November 15, 2001(incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.14	—	Employment Agreement by and between SynQuest, Inc. and Adam Meyerowitz dated as of February 1, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2001).
10.15	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Adam Meyerowitz dated as of May 20, 2002 (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.16	—	Employment Agreement between SynQuest, Inc. and Fred Brown dated as of November 1, 2001 (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.17	—	Letter Agreement to Amend Employment Agreement by and between SynQuest, Inc. and Fred Brown dated as of May 20, 2002 (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.18	—	Employment Agreement by and between Viewlocity, Inc. and C. Jeffrey Simpson dated as of May 25, 2001.*
10.19	—	Employment Agreement by and between Viewlocity, Inc. and L. Allen Plunk dated as of December 20, 2002.*
10.20	—	Employment Agreement by and between Viewlocity, Inc. and Scott Hausman dated as of December 20, 2002.*
10.21	—	Employment Agreement by and between Viewlocity, Inc. and Peter Janico dated as of December 20, 2002.*
10.22	—	Employment Agreement by and between Viewlocity, Inc. and Michael Sherman dated as of December 20, 2002.*
10.23	—	1997 Stock Option Plan dated as of November 9, 1999 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 33-37518)).
10.24	—	Amended and Restated 1997 Stock Option Plan dated October 11, 2000 (incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission on March 2, 2001).
10.25	—	Second Amended and Restated 1997 Stock Option Plan dated as of November 15, 2002.*
10.26	—	Lease between CommVest, LLC and the Registrant dated as of November 12, 1999.*
10.27	—	Lease Agreement by and between SynQuest, Inc. and Acquiport Peachtree Ridge, Inc. dated as of January 12, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-37518)).

10.28	—	Office Lease Agreement by and between EOP-Buckhead, L.L.C. and Viewlocity, Inc. dated as of November 5, 1999.*
10.29	—	First Amendment to Office Lease Agreement by and between EOP-Buckhead, L.L.C. and Viewlocity, Inc. dated as of November 5, 1999.*
10.30	—	Sublease Agreement dated as of May 8, 2000 between Zurn Industries, Inc. and Viewlocity, Inc.*
10.31	—	Loan Agreement by and among SynQuest, Inc. and Warburg Pincus Investors, L.P. dated as of February 13, 2002 (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.32	—	Form of Promissory Note and Security Agreement between SynQuest, Inc. and Warburg, Pincus Investors, L.P. (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.33	—	Loan and Security Agreement by and between Viewlocity, Inc. and Silicon Valley Bank dated as of December 27, 2002.*
10.34	—	Negative Pledge Agreement by and between Viewlocity, Inc. and Silicon Valley Bank dated as of December 27, 2002.*
10.35	—	Revolving Promissory Note by Viewlocity, Inc. to Silicon Valley Bank dated as of December 27, 2002.*
10.36	—	Series A Convertible Preferred Stock Purchase Warrant between Viewlocity, Inc. and Silicon Valley Bank, dated as of December 27, 2002.*
10.37	—	Securities Purchase Agreement dated as of December 5, 2000 among Viewlocity, Inc., Westbridge Ventures, L.P., TCW Leveraged Income Trust IV, L.P., TCW Shared Opportunity Fund III, L.P. and Shared Opportunity Fund IIB, L.L.C.*
10.38	—	Amendment Number One to Securities Purchase Agreement dated as of February 23, 2001 among Viewlocity, Inc., Westbridge Ventures, L.P., TCW Leveraged Income Trust IV, L.P., TCW Shared Opportunity Fund III, L.P. and Shared Opportunity Fund IIB, L.L.C.*
10.39	—	Amendment Number Two to Securities Purchase Agreement among Viewlocity, Inc., Westbridge Ventures, L.P., TCW Leveraged Income Trust IV, L.P., TCW Shared Opportunity Fund III, L.P. and Shared Opportunity Fund IIB, L.L.C.*
10.40	—	Form of Senior Subordinated Note.*
10.41	—	Second Form of Senior Subordinated Note.*
10.42	—	Form of Voting Agreement dated August 30, 2002 between SynQuest, Inc. and the stockholders of Viewlocity, Inc. named on the signature pages thereof (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed on September 5, 2002).
10.43	—	Form of Voting Agreement dated August 30, 2002 between Viewlocity, Inc. and the shareholders of SynQuest, Inc. named on the signature pages thereof (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K filed on September 5, 2002).
10.44	—	Form of Voting Agreement dated August 30, 2002 between SynQuest, Inc. and the stockholders of Tilion, Inc. named on the signature pages thereof (incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K filed on September 5, 2002.)
10.45	—	Form of Voting Agreement dated August 30, 2002 between Tilion, Inc. and the shareholders of SynQuest, Inc. named on the signature pages thereof (incorporated by reference to Exhibit 99.6 to the Registrant's Form 8-K filed on September 5, 2002).

10.46	—	Form of Amended and Restated Voting Agreement September 20, 2002 between Tilion, Inc. and the shareholders of SynQuest, Inc. named on the signature pages thereof (incorporated by reference to Annex F to the Registrant's Definitive Proxy Statement on Schedule 14A for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on October 23, 2002).
10.47	—	Stock Purchase Agreement dated August 30, 2002 between SynQuest, Inc. and the parties listed on the signature pages thereof (incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K filed on September 5, 2002).
10.48	—	Amended and Restated Stock Purchase Agreement dated September 20, 2002 among SynQuest, Inc. and the parties listed on the signature pages thereof (incorporated by reference to Annex D to the Registrant's Definitive Proxy Statement on Schedule 14A for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on October 23, 2002).
10.49	—	Shareholders' Agreement dated as of August 30, 2002 between SynQuest, Inc. and the shareholders named on the signature pages thereof (incorporated by reference to Exhibit 99.9 to the Registrant's Form 8-K filed on September 5, 2002).
10.50	—	Amended and Restated Shareholders' Agreement dated as of September 20, 2002 between SynQuest, Inc. and the shareholders named on the signature pages thereof (incorporated by reference to Annex G to the Registrant's Definitive Proxy Statement on Schedule 14A for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on October 23, 2002).
10.51	—	Registration Rights Agreement dated as of August 30, 2002 between SynQuest, Inc. and the shareholders named on the signature pages thereof (incorporated by reference to Exhibit 99.8 to the Registrant's Form 8-K filed on September 5, 2002).
10.52	—	Amended and Restated Shareholders' Agreement dated as of September 20, 2002 between SynQuest, Inc. and the shareholders named on the signature pages thereof (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002).
10.53	—	Consultant Agreement between Viewlocity, Inc. and Jim Wilson dated February 21, 2002.*
21.1	—	List of subsidiaries.*
23.1	—	Consent of Independent Accountants.*
99.1	—	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	—	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2003.

VIEWLOCTIY, INC.
By:	/s/ C. JEFFREY SIMPSON C. Jeffrey Simpson Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2003.

Signature	Title

/s/ C. JEFFREY SIMPSON C. Jeffrey Simpson	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)
/s/ L. ALLEN PLUNK L Allen Plunk	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
/s/ WILLIAM J. GEARY William J. Geary	Director
/s/ SCOTT TOBIN Scott Tobin	Director
/s/ WILLIAM STUEK William Stuek	Director
/s/ JAMES R. WILSON James R. Wilson	Director

CERTIFICATIONS

I, C. Jeffrey Simpson, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Viewlocity, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 19, 2003
/s/ C. JEFFREY SIMPSON
C. Jeffrey Simpson
Chairman of the Board and Chief Executive Officer

I, L. Allen Plunk, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Viewlocity, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 19, 2003
/s/ L. ALLEN PLUNK
L. Allen Plunk
Executive Vice President, Chief Financial Officer and Corporate Secretary

VIEWLOCITY, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Report of Independent Accountants

To the Shareholders and Board of Directors of
Viewlocity, Inc. and Subsidiaries:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Viewlocity, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002.

/s/ PricewaterhouseCoopers, L.L.P.

February 3, 2003
Atlanta, Georgia

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2002

(in thousands, except per share data)

	2001	2002
ASSETS
Cash and cash equivalents	$3,714	$15,152
Restricted cash and cash equivalents	3,631	—
Accounts receivable, net	5,884	6,689
Other receivables	415	464
Prepaid expenses and other current assets	923	539

Total current assets	14,567	22,844
Property and equipment, net	4,144	2,017
Capitalized software development, net	787	—
Goodwill	2,975	9,341
Other intangible assets, net	3,130	8,140
Other non current assets	208	1,150

Total assets	$25,811	$43,492

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable	$3,465	$4,045
Short-term debt	2,250	3,014
Current portion of capital lease obligations	717	1,019
Current portion of restructuring reserve	1,509	1,897
Accrued expenses	10,192	4,293
Deferred revenue	2,807	5,239

Total current liabilities	20,940	19,507
Capital lease obligations, less current portion	1,284	433
Long-term debt, net	8,340	6,500
Restructuring reserve, less current portion	548	1,329
Other non-current liabilities	256	303

Total liabilities	31,368	28,072
Commitments and contingencies (Note 9)
Minority interest in consolidated subsidiary companies	329	—
Redeemable, convertible preferred stock: issuable in series, $.01 par value; 1,738,722 shares authorized; 347,855 shares issed and outstanding at December 31,2001. None were authorized, issued or outstanding at December 31, 2002	52,377	—
Stockholders' equity (deficit)
Series A convertible preferred stock: $.01 par value; 14,850 shares authorized; 11,133 shares issued and outstanding at December 31, 2002; no shares outstanding at December 31, 2001	—	25,858
Common stock: $.01 par value; 100,000 shares authorized; 5,894 and 5,556 shares issued and outstanding at December 31, 2002 and 2001	56	59
Additional paid in capital	115,391	175,378
Treasury stock, at cost: 151 shares held in treasury at December 31, 2001	(75)	—
Accumulated deficit	(175,820)	(185,523)
Accumulated other comprehensive income (loss)	2,185	(352)

Total stockholders' equity (deficit)	(58,263)	15,420

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$25,811	$43,492

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2000, 2001 and 2002

(in thousands except share and per share data)

	2000	2001	2002
Revenue
License	$721	$3,090	$2,666
Support	—	139	1,333
Services	—	492	2,719

Total revenue	721	3,721	6,718
Cost of revenue
License	—	61	114
Support	31	127	314
Services	159	1,288	3,093
Amortization of acquired technology	—	—	199

Total cost of revenue	190	1,476	3,720

Gross profit	531	2,245	2,998
Operating expenses
Sales and marketing	8,442	14,101	12,069
Research and development	12,194	7,617	6,024
General and administrative	3,128	4,486	3,506
Purchased research and development	5,200	—	—
Asset impairment and restructuring	494	7,397	2,662
Depreciation and amortization	2,625	3,782	2,814

Total operating expenses	32,083	37,383	27,075

Operating loss	(31,552)	(35,138)	(24,077)
Minority interest in net loss of subsidiary	—	549	365
Other income / (expense)
Other, net	172	(382)	369
Interest income	774	180	51
Interest expense	(644)	(3,371)	(3,603)

Other income / (expense), net	302	(3,573)	(3,183)

Loss from continuing operations before income taxes	(31,250)	(38,162)	(26,895)
Income tax benefit (provision)	363	1,002	(5)

Loss from continuing operations	$(30,887)	$(37,160)	$(26,900)

Discontinued operations
Loss from operations of integration business	(30,083)	(20,648)	(1,251)
Income tax benefit (provision)	(17)	293	12
Gain from sale of integration business	—	—	18,436

Income (loss) from discontinued operations	(30,100)	(20,355)	17,197

Net loss	$(60,987)	$(57,515)	$(9,703)
Preferred stock dividends	—	—	(246)

Net loss attributable to common stockholders	$(60,987)	$(57,515)	$(9,949)

Basic and diluted net loss per share
Continuing operations	$(5,283.44)	$(1,194.51)	$(34.83)
Discontinued operations	(5,148.82)	(654.31)	22.07

Basic and diluted net loss per share	$(10,432.26)	$(1,848.82)	$(12.76)

Weighted average shares	5,846	31,109	779,483

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income

For the years ended December 31, 2000, 2001 and 2002

(in thousands)

	Common Stock		Preferred Stock
							Notes Receivable from Stockholders			Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Treasury Stock		Deferred Compensation	Accumulated Deficit
Balance December 31, 1999	681	$7	2	$—	$41,165	$—	$(6,168)	$—	$(57,318)	$1,528	$(20,786)
Net loss									(60,987)		(60,987)
Change in translation adjustment										208	208

Total comprehensive income											(60,779)
Repurchase of common stock					(919)	(50)	924				(45)
Issuance of common stock for acquisitions	70	1			13,593						13,594
Issuance of common stock under stock incentive plan					1,477	11	(649)				839
Deferred compensation related to grant of stock options					1,762			(1,762)			—
Amortization of deferred compensation								1,110			1,110
Issuance of warrants					3,505						3,505
Accretion of preferred stock					(2,787)						(2,787)

Balance December 31, 2000	751	8	2	—	57,796	(39)	(5,893)	(652)	(118,305)	1,736	(65,349)
Net loss									(57,515)		(57,515)
Change in translation adjustment										449	449

Total comprehensive income											(57,066)
Issuance of common stock for acquisitions	23	—			1,408						1,408
Repurchase of common stock under stock incentive plan, net of issuances					(3,207)	(36)	2,663	575			(5)
Issuance of warrants with preferred stock					1,263						1,263
Conversion of preferred stock to common stock	4,782	48	(2)		50,047						50,095
Accretion of preferred stock					4,757						4,757
Amortization of deferred compensation								77			77
Issuance of warrants					45						45
Reserve of notes receivable from stockholders							3,230				3,230
Sale of minority interest in subsidiary					3,282						3,282

Balance December 31, 2001	5,556	$56	—	$—	$115,391	$(75)	$—	$—	$(175,820)	$2,185	$(58,263)
Net loss									(9,703)		(9,703)
Change in translation adjustment										(2,537)	(2,537)

Total comprehensive income											(12,240)
Retirement of treasury stock	(150)	(2)			(73)	75					—
Common stock issued for acquisition	2,946	29			3,655						3,684
Effect of recapitalization due to reverse merger	(2,458)	(24)			56,405						56,381
Issuance of Series A preferred stock			11,133	25,858							25,858

Balance December 31, 2002	5,894	$59	11,133	$25,858	$175,378	$—	$—	$—	$(185,523)	$(352)	$15,420

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2000, 2001 and 2002

(in thousands)

	2000	2001	2002
Cash flow used by operating activities
Net loss	$(60,987)	$(57,515)	$(9,703)
Adjustments to reconcile net loss to cash flow used by operating activities
Minority interest	—	(549)	(365)
Depreciation and amortization	4,849	5,749	3,345
Purchased research and development	5,200	—	—
Gain on sale of integration business	—	—	(18,436)
Asset impairment charges	—	13,614	856
Expenses related to equity issuances	6,339	3,220	2,938
Bad debt expense	918	(62)	466
Deferred income taxes	(223)	(1,531)	—
Changes in assets and liabilities
Accounts receivable	(4,763)	3,772	(223)
Other receivables	(499)	672	(633)
Prepaid expenses and other current assets	(227)	(95)	255
Accounts payable	683	(2,518)	(1,797)
Accrued expenses	4,130	(7,137)	(922)
Deferred revenue	301	240	(927)
Other	153	769	(132)

Net cash used by operating activities	(44,126)	(41,371)	(25,278)
Cash flow provided (used) by investing activities
Capital expenditures	(6,512)	(739)	(261)
Capitalized software development costs	(760)	(55)	—
Cash received (paid) related to acquisitions/dispositions, net	(5,886)	9,215	10,034

Net cash provided (used) by investing activities	(13,158)	8,421	9,773
Cash flow provided by financing activities
Borrowings (repayment) of debt, net	10,992	(1,440)	(4,236)
Borrowing (repayment) under capital leases, net	1,869	(561)	(678)
Issuance (repurchase) of common stock, net	795	(5)	—
Sale of minority interest in subsidiary	—	4,265	—
Issuance of preferred stock, net	41,874	29,079	29,153

Net cash provided by financing activities	55,530	31,338	24,239
Effect of exchange rate on cash flows	127	1,268	(927)

Net increase (decrease) in cash	(1,627)	(344)	7,807
Cash at beginning of year	9,316	7,689	7,345

Cash at end of year	$7,689	$7,345	$15,152

Supplemental cash flow information
Cash paid for interest	$587	$911	$952
Cash paid for taxes	101	21	16
Noncash financing activities
Issuances of options/warrants	5,267	45	—
Issuance of stock for acquisitions	13,594	12,404	3,684
Common stock returned for notes receivables	—	2,663	—
Interest on long-term debt converted to principal	—	1,000	—

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    Organization and Presentation

        Viewlocity, Inc. (referred to hereafter as "we," "Viewlocity" or the "Company") is a Georgia corporation. We provide adaptive supply chain management applications which enable companies to operate their complex supply chains more efficiently and reach their customers more effectively. Our solutions enable companies to manage the processes, interactions, and transactions that are the everyday reality of operating an extended supply chain and bridge the gap between supply chain planning and execution while managing the constant flow of events and exceptions that are the inhibitors to supply chain optimizations.

        Pursuant to an Agreement and Plan of Merger dated August 30, 2002, we consummated our merger with Viewlocity, Inc., a Delaware Corporation ("Viewlocity Delaware"). In the merger, Viewlocity Delaware was merged with and into SynQuest, Inc. ("SynQuest"). Subsequent to the merger, we changed our corporate name from SynQuest, Inc. to Viewlocity, Inc. The merger has been accounted for as a "reverse acquisition" for accounting purposes. As a result, Viewlocity Delaware is treated as the acquiror for accounting purposes, and Viewlocity Delaware's historical results of operations have become those of the combined company. Synquest's results of operations have been included with Viewlocity Delaware's beginning on November 15, 2002, the effective date of the merger. Prior to the merger, our fiscal year ended June 30th of each year. However, Viewlocity Delaware's fiscal year ended on December 31st of each year. Because Viewlocity Delaware is considered the accounting acquiror and continuing reporting entity in the merger, Viewlocity Delaware's fiscal year end of December 31 was adopted for the combined company.

2.    Summary of Significant Accounting Policies

Principles of consolidation

        The balance sheets as of December 31, 2001 and 2002 and the statements of operations, changes in stockholders' equity (deficit) and comprehensive income, and cash flows for each of the three years ended December 31, 2002 are consolidated and consist solely of the financial statements of Viewlocity and our subsidiaries. We eliminated all significant intercompany accounts and transactions in consolidation.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. The most significant estimates used in these financial statements include the valuation of equity instruments, lives of property and equipment, allocation of purchase consideration valuation of goodwill, valuation and lives of intangible assets, valuation allowance on deferred taxes, and the allowance for doubtful accounts receivable. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

Significant risks and uncertainties

        Our operations are subject to certain risks and uncertainties, including, among others, our history of unprofitability, our inability to fund our operations with cash generated from operations, our ability to obtain financing and capital on commercially reasonable terms, operating results that are often volatile and difficult to predict, our ability to develop new products and the market's acceptance of those products, a highly competitive marketplace, our reliance on strategic relationships to market our products, our use of technology licensed from third parties, errors in our products, risks associated with significant international operations, lengthy sales cycles, the integration of acquisitions and achievement of expected cost savings, the need to manage our growth, possible disruption in commercial activities due to terrorist activity and an armed conflict, delays in product development and related release schedules, our ability to protect intellectual property and the need to retain key personnel. Any of these factors could impair our ability to expand our operations or to generate significant revenues from those markets in which we operate. As a result of the above and other factors, our earnings and financial condition can vary significantly from quarter-to-quarter and year-to-year.

Revenue recognition

        Our revenue is generated primarily by licensing our software systems and providing support and professional services for those systems. We account for our revenue in accordance with SEC Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements" and Statement of Position ("SOP") 97-2 "Software Revenue Recognition", issued by the American Institute of Certified Public Accounts, as amended by SOP 98-4 and SOP 98-9. SAB 101 and SOP 97-2 provide guidance on applying generally accepted accounting principles in recognizing revenue.

        We allocate the total software arrangement fee among each element of the arrangement with a customer where the arrangement includes rights to multiple software products, post-contract support and/or services. The arrangement fee is recognized by deferring the fair value of all undelivered elements, as determined based on the vendor-specific objective evidence of fair value of the elements when they are sold separately, and recognizing as revenue the balance of the arrangement fee as attributable to the delivered elements.

        We generally license our software for a perpetual term by charging a license fee that grants the customer the right to use the software system that is currently available at the time the agreement is reached. We recognize license revenue when there is persuasive evidence of an agreement, the software has been shipped, collectibility is reasonably assured, payment is due within one year and we have no further significant obligations. When license payment terms are in excess of one year, we recognize the related revenue as the payments become due. When uncertainties exist relating to any of these criteria, we recognize revenue upon resolution of the uncertainty or when payment is received.

        We also provide support and maintenance for our software systems under support agreements. These agreements provide unspecified software upgrades and technical support over a specified term, which is typically twelve months and renewable on an annual basis. Support contracts typically are paid in advance, and revenues from these contracts are deferred and recognized ratably over the term of the contract.

        Additionally, we also provide professional services, including systems implementation and integration assistance, consulting and training, which are available under services agreements and contracted for separately from our license fees. Generally, we sell these services on a time and materials basis and, in some circumstances, under fixed price arrangements. We recognize professional services revenue when the services are performed and the customer has an obligation to pay, provided the fee is non-refundable. Under fixed price arrangements, revenue is recognized on the basis of the estimated percentage of completion of the service provided. Changes in estimates to complete and losses, if any, are recognized in the period they are determined.

Goodwill and other intangible assets

        We adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. As such, goodwill is no longer amortized. Other intangible assets are amortized on a straight-line basis over the useful life of the asset, which is the period the asset is expected to contribute directly or indirectly to future cash flows. Other intangibles include customer relationships and acquired technology. The lives established for our intangible assets are based on many factors, and are subject to change because of the nature of our operations. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. A range of 2 to 7 years has been used for amortization of specific intangible assets.

Impairment of long-lived assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill is reviewed for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that more likely than not reduce the fair value of the goodwill below its carrying value. Goodwill is impaired when its carrying value exceeds its fair value. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," other long-lived assets, which include other intangible assets, will be reviewed for impairment when factors indicate that a potential impairment may have occurred. Impairment occurs when the carrying amount of an asset exceeds its undiscounted cash flow recoverability. Impairment is then measured by comparing the carrying amount of the asset to its fair value, and we recognize an impairment loss equal to the excess above the fair value. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes the new accounting basis.

Software development costs

        In accordance with SFAS 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", we expense all research and development costs as they are incurred before a product becomes technologically feasible and after a product is generally available. Between the time a product is considered technologically feasible and when it is generally available, we capitalize the costs associated with the development. For substantially all of our products, we have expensed the software development costs as they are incurred because the development costs between technological feasibility and general availability have been minimal.

        When software development costs are capitalized, we begin amortizing the capitalized costs once a product is generally available. Amortization is provided at the greater of the amount computed using (i) the ratio that current revenues for a product bear to the total of the current and anticipated future revenues of that product or (i) on a straight-line over the estimated useful life of the related product, generally two to five years. As of each balance sheet date, we perform a net realizable value analysis and the amount by which unamortized software development costs exceeds the net realizable value, if any, is recognized as expense in the period it is determined.

Cash and cash equivalents

        We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2001, we had $3.6 million in cash which was restricted as to its use. $1.9 million was restricted to only be used to fund working capital needs of our Japanese operations and $1.7 million was restricted to secure letters of credit in the U.S. No cash was restricted as to use as of December 31, 2002.

Property and equipment

        Property and equipment is stated at cost less accumulated depreciation. Leased property or equipment meeting certain criteria is capitalized and the related capital lease obligation is recorded as a liability. Depreciation is provided on a straight-line basis over the estimated useful life of the related assets, except for leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the life of the related lease. Gains and losses on dispositions of property and equipment are determined based on the difference between the cash plus the fair value of any assets received (in the case of a non-monetary transaction) less the net book value of the asset disposed of at the date of disposition.

Foreign currency translation and transactions

        The functional currency for each of our foreign subsidiaries is generally the local currency of the country in which they operate. The assets and liabilities of these foreign operations were translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Income statement items were translated into U.S. dollars at the average exchange rate that prevailed during the reporting period. The net gains and losses that result from this translation are reported as foreign currency translation adjustments as a component of comprehensive income and are not included in the results of operation. Transaction gains and losses are included in the results of operations in the period that they occur and are not significant in any of the periods presented.

Fair value of financial instruments

        The carrying value of our current assets and liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of our short-term debt approximates fair value based on floating interest rates. The carrying amount of our long-term debt approximates fair value based on insignificant differences between the rates being charged and the market rates.

Advertising costs

        Advertising costs are expensed as incurred and totaled approximately $1.3 million, $0.1 million, and $0.1 million in 2000, 2001 and 2002, respectively.

Stock-based compensation

        We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for our stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS 123.

        We expensed stock compensation cost of $4.3 million, $2.3 million and $0.2 million in 2000, 2001 and 2002, respectively. Additionally, had we determined compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income or loss would have been as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Net loss attributable to common stockholders as reported	$(60,987)	$(57,515)	$(9,949)
Deduct total stock-based employee compensation expense determined under fair-value base method	(4,008)	(2,156)	(1,985)

Pro forma net loss	$(64,995)	$(59,671)	$(11,934)

Basic and diluted net loss per share
As reported	$(10,432.26)	$(1,848.82)	$(12.76)
Pro forma	$(11,117.86)	$(1,918.13)	$(15.31)

Basic and diluted net loss per share

        Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing net loss per share because they are anti-dilutive.

        Our historical net loss per share reflects the equivalent number of shares received prior to the reverse merger date. The number of equivalent shares has been calculated based on the ratio of each share of SynQuest common stock issued in exchange for each share of Viewlocity series F preferred stock outstanding. This ratio was applied to all Viewlocity common shares outstanding prior to the merger date. These shares were cancelled upon the merger. This ratio was not applied to all Viewlocity preferred shares outstanding prior to the merger date since these shares are anti-dilutive.

        The effect of stock options has been excluded from the calculation of the diluted net loss per share because they are anti-dilutive. Convertible preferred shares have been excluded from the calculation of the diluted net loss per share for because these securities are anti-dilutive. There were 31,479,234, 349,858,113 and 11,132,828 shares of convertible preferred stock outstanding as of December 31, 2000, 2001 and 2002, respectively.

Income taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Temporary differences are primarily the result of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recent accounting pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually with fiscal years beginning after December 15, 2001. We have performed the transitional impairment test, which indicated there is no impairment to goodwill. We have also reclassified the net book value of $0.1 million of our workforce intangible asset to goodwill. The impact of amortization of goodwill and our workforce intangible asset for the two years ended December 31, 2001 is shown in the following table:

	Year Ended,
	2000	2001
	(in thousands, except per share data)
Reported net loss from continuing operations	$(30,887)	$(37,160)
Add Back:
Goodwill and workforce amortization from continuing operations	1,354	1,301

Adjusted net loss from continuing operations	$(29,533)	$(35,859)

Reported net loss	$(60,987)	$(57,515)
Add back:
Goodwill and workforce amortization	1,592	1,471

Adjusted net loss	$(59,395)	$(56,044)

Reported basic and diluted net loss per share	$(10,432.26)	$(1,848.82)
Add Back:
Goodwill and workforce amortization per share	272.32	47.29

Adjusted basic and diluted net loss per share	$(10,159.94)	$(1,801.53)

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt this statement on January 1, 2003 and do not believe the effect of adopting this statement will have a material impact on the results of operations, our financial position, or cash flows.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement were effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002 and used the guidance in this statement in accounting for our discontinued operations (See Note 11).

        In November 2001, the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements for Out of Pocket Expenses Incurred," which was subsequently incorporated in Emergency Issues Task Force ("EITF") 01-14. EITF 01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, we have netted reimbursement received for out of pocket expenses against the related expenses in the consolidated statements of operations. We adopted the provisions of EITF 01-14 on January 1, 2002 and it did not have a material impact on our financial position, results of operations, or cash flows.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to an exit plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt the provisions of SFAS 146 on January 1, 2003.

        In November 2002, the FASB reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("the Issue"). The guidance in this Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

        In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This interpretation clarifies the requirements of SFAS 5, "Accounting for Contingencies," relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation's provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have adopted the disclosure provisions of this interpretation, however we have not yet determined the impact this interpretation will have on our results of operations, financial position or cash flows.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation—Transition and Disclosure — an Amendment to SFAS 123." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

        In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2002. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

Discontinued Operations

        The historical results of operations for our integration business have been reclassified and presented as discontinued operations in the consolidated statement of operations to conform with the effects of the sale of our integration business during 2002 (See Note 11).

Reclassification

        Certain prior year amounts have been reclassified to conform with the current year presentation.

3.    Accounts Receivable

        Accounts receivable consists of the following:

	December 31,
	2001	2002
	(in thousands)
Billed receivables	$6,159	$7,089
Unbilled receivables	804	373
Less: allowance for doubtful accounts	(1,079)	(773)

	$5,884	$6,689

4.    Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Life (Years)
		2001	2002
		(in thousands)
Computer equipment and software	2 - 5	$6,856	$5,424
Furniture, fixtures and office equipment	4 - 7	1,982	1,387
Leasehold improvements and other	2 - 10	1,046	721

		9,884	7,532
Less: accumulated depreciation		(5,740)	(5,515)

		$4,144	$2,017

        Depreciation expense was $0.4 million, $1.3 million and $2.0 million in 2000, 2001 and 2002, respectively. Property and equipment includes $2.5 million of assets under capital leases at December 31, 2001 and 2002. Accumulated depreciation of assets under capital leases totaled $1.3 million and $2.0 million at December 31, 2001 and 2002, respectively.

5.    Capitalized Software Development

        Capitalized software development consists of the following:

	December 31,
	2001	2002
	(in thousands)
Internally developed software	$1,427	$—
Less: accumulated amortization	(640)	—

	$787	$—

        Substantially all of the capitalized software that we had recorded as of December 31, 2001 related to our integration business that we sold in 2002 (see Note 11).

6.    Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consist of the following:

	Goodwill	Customer Relationships	Acquired Technology	Workforce	Accumulated Amortization	Balance
	(in thousands except for years)
Estimated Useful Life (Years)	N/A	7	2-4	N/A
Balance December 31, 2001	$4,462	$—	$3,265	$410	$(2,032)	$6,105
SFAS 141 reclassifications	(1,351)	—	—	(410)	1,761	—
Purchase price adjustment for Electron Economy (See Note 11)	—	—	(1,519)	—	—	(1,519)
Abandoned product lines(See Note 8)	—	—	(1,746)	—	890	(856)
Intangibles from Synqest acqusition (See Note 11)	6,230	3,400	5,000	—	—	14,630
Amortization	—	—	—	—	(879)	(879)

Balance December 31, 2002	$9,341	$3,400	$5,000	$—	$(260)	$17,481

        Amortization expense was $2.2 million, $2.4 million and $0.8 million in 2000, 2001, and 2002, respectively. We estimate aggregate amortization for the next five years to be $2.1 million, $2.1 million, $1.8 million, $0.8 million and $0.5 million for the years ended December 31, 2003, 2004, 2005, 2006, and 2007, respectively.

7.    Debt

        Debt consists of the following:

	December 31,
	2001	2002
	(in thousands)
Subordinated debt to TCW	$11,000	$8,000
Line of credit with Silicon Valley Bank	2,250	1,464
Unamortized discount	(2,660)	—
Note payable	—	50

	10,590	9,514
Less: current portion	(2,250)	(3,014)

Long-term portion of debt	$8,340	$6,500

        In 2000, we borrowed $10.0 million through subordinated debt agreements with entities associated with Trust Company of the West ("TCW"). This debt matures in December 2005 and carries an interest rate of 10%. The agreements contain customary covenants for subordinated debt including but not limited to limitation on additional indebtedness, limitation on restricted payments, limitation on asset dispositions, limitation on liens and restrictions associated with a change of control or merger. In December 2001, the first year of accrued interest totaling $1.0 million was converted into principal. In connection with the Synquest merger, we agreed to restructure these agreements by repaying

$3.0 million of principal and converting an additional $1.5 million of principal into a short-term note due in July 2003. Additionally, TCW agreed to forgive $0.5 million in interest accrued on this debt.

        We maintain a line of credit with Silicon Valley Bank. As of December 31, 2002 we may borrow up to $1.8 million, of which $1.5 million was outstanding under this arrangement. Interest is payable monthly at the bank's prime rate plus 1%, or 5.25% at December 31, 2002. The line of credit expires on December 26, 2003 and is collateralized by our accounts receivables. The agreement contains customary covenants and financial restrictions that require a minimum tangible net worth and quick ratio. Our weighted average interest rate of all short-term borrowings was 7.6% at December 31, 2002.

        In connection with the loan agreements with TCW and Silicon Valley Bank, we previously issued warrants to purchase shares of Viewlocity common stock. The fair value of the warrants, as determined using the Black-Sholes valuation model, was $3.5 million. The unamortized amount of the warrants was recorded as a reduction to the debt and $0.1 million, $0.8 million, and $0.6 million were amortized to interest expense in 2000, 2001 and 2002, respectively. In connection with the Synquest merger and restructuring of the TCW debt, all of these warrants were cancelled and we recorded a charge to interest expense for the remaining balance of $2.0 million during 2002.

8.    Asset Impairment and Restructuring charges

        Asset impairment and restructuring charges for the years ended December 31, 2000, 2001 and 2002 are as follows:

	Year Ended December 31,
	2000	2001	2002
	($ in thousands)
Severance	$494	$—	$1,268
Asset impairment	—	7,397	856
Facility and related charges	—	—	538

Total asset impairment and restructuring	$494	$7,397	$2,662

Reduction of headcount	11	—	34

        During 2000 and 2002, we implemented plans to realign our organization and reduce operating costs. During 2000, we reduced our headcount by terminating 11 development employees and closed our Raleigh, NC office. In conjunction with this reduction in force, we incurred $0.5 million of severance and related costs, which were paid during the first quarter of 2001. During 2002, we reduced our headcount and incurred $1.3 million in severance and related expenses resulting in a headcount reduction of 34 employees, consisting of management, development, selling and administrative employees. Substantially all severance costs were paid during the year.

        During 2001, we abandoned certain product lines from previously purchased businesses. These actions were designed to simplify product offerings and focus on our core products. We incurred asset impairment charges of $7.4 million during 2001. Of the $7.4 million, $3.1 million related to the write-off of acquired technology, $4.2 million related to the write-off of goodwill and other intangible assets, and $0.1 million related to the write-off of property and equipment.

        During 2002, we decided to no longer develop or utilize the technology acquired in the acquisition of Electron Economy and therefore we abandoned these product lines. Accordingly, we recorded asset impairment charges of $0.9 million in 2002 for the remaining net book value of that acquired technology.

        During 2002, we closed our office in France to align our cost structure with changing market conditions. We incurred $0.5 million in expenses for the closure of this facility.

        As of December 31, 2002, $3.2 million of restructuring costs remained in accrued liabilities, $1.3 million of which is long-term. Substantially all of the restructuring liabilities that remain as of December 31, 2002 relate to leased facility termination costs.

9.    Commitments and Contingencies

        We are subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, our management does not believe the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

10.  Lease Commitments

        We lease various equipment under capital leases. We also lease office space, automobiles, and certain other items under operating leases expiring through 2009. Certain of our facility leases include rent payments that will increase over time. Rental expense for 2000, 2001 and 2002 was $1.9 million, $2.0 million and $2.1 million, respectively. As of December 31, 2002, future minimum lease payments under our operating and capital leases are as follows:

	Operating	Capital
	(in thousands)
2003	$2,760	$1,143
2004	2,275	461
2005	1,563	—
2006	841	—
2007	799	—
Thereafter	1,457	—

	$9,695	1,604

Less: amounts representing interest		(152)

		1,452
Less: current portion		(1,019)

Long-term capital lease obligation		$433

11.  Acquisitions and Dispositions

Acquisition of Nexstep

        On February 3, 2000, we completed the acquisition of Nexstep, Inc., a software development enterprise based in Plano, Texas, which focused on the development of supply-chain visibility and logistics software products for Internet retail organizations. The purchase price for the acquisition of

Nexstep was approximately $10.1 million, including $4.2 million in cash and shares of our common stock valued at $5.9 million at the date of acquisition. The Nexstep acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. Nexstep's results of operations have been included with ours beginning on January 1, 2000, the effective date of the acquisition for accounting purposes. The excess consideration above the fair value of the net tangible assets acquired was approximately $10.0 million. We have allocated the intangible assets as follows (in thousands):

		Estimated Use Life (Years)
In-process research and development	$5,200	N/A
Workforce	410	3
Goodwill	4,462	N/A

	$10,072

        Management is responsible for estimating the fair value of in-process research and development, or IPR&D. We determined the value of the IPR&D based on the income approach valuation method by estimating the present value of the projected net cash flows to be generated by the in-process products. To determine the projected net cash flows, revenue, expense, and other cash flow items associated with the commercialization of the in-process products were estimated for the period from 2000 through 2006. Strong revenue growth was projected through 2002; thereafter, revenue was expected to increase moderately through 2005 and then decline sharply in 2006 as other new products are expected to be introduced. The projected net cash flows were then discounted to present value at 30%, a rate of return that considers the relative risk of achieving the projected cash flows and the time value of money. Finally, a stage-of-completion factor was applied to the discounted cash flows. Nexstep's historical revenues were generated by providing professional services. At the date of acquisition, Nexstep's products were neither complete nor being marketed. Consistent with our policy for accounting for costs to develop our software, these products are not capitalizable under SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and have no alternative future use other than in research and development.

Sale of minority interest in Japan

        In January 2001, we formed a subsidiary in Japan, Viewlocity Japan, to expand our international market presence. Subsequent to the formation of the subsidiary, we sold 22.5% of the equity ownership to a venture capital investor for approximately $4.3 million. As a result of this change in ownership interest, we recorded an increase in additional paid-in capital of approximately $3.3 million.

        On December 31, 2002, our ownership in Viewlocity Japan was diluted from 77.5% to 40.5% after we exchanged 37% of our investment to be released from our cash obligation relating to the initial investment agreement. We recorded a loss on the exchange of our investment of $0.1 million in 2002. We no longer have control of this venture, therefore effective on that date and going forward, we will account for our ownership in Viewlocity Japan under the equity method of accounting.

Acquisition of Electron Economy

        On September 26, 2001, we completed the acquisition of Electron Economy, Inc., a supply chain event management software and services company. The initial purchase price for the acquisition was $11.3 million, including $11.0 million of our preferred stock and related expenses of $0.3 million. In August 2002, we resolved certain pre-acquisition contingencies and accordingly decreased the purchase price and intangible assets by $1.5 million (See Note 16).

        We have accounted for the acquisition of Electron Economy as a purchase and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Electron Economy's results of operations have been included in ours beginning on September 26, 2001, the effective date of acquisition. The excess consideration above the fair value of the net assets acquired was $1.8 million after resolving the pre-acquisition contingencies, all of which has been allocated to the value of the acquired technology.

        In August of 2002, we decided to no longer develop or utilize the technology acquired in the acquisition of Electron Economy and therefore we abandoned these product lines. Accordingly, we recorded asset impairment charges of $0.9 million for the remaining net book value of the acquired technology (see Note 8).

Discontinued operations — sale of integration business

        On March 27, 2002, we sold our European integration business, including our integration intellectual property, to Sopra Group for $14.5 million. On July 31, 2002, we sold our Asian and U.S. integration business to Sopra Group for approximately $3.0 million. In accordance with SFAS 144, the integration business has been accounted for as a discontinued operation. The integration business has been disposed of and the results of operations for all periods presented are reported in discontinued operations. The sale of the integration businesses resulted in a net gain of $18.4 million.

        Operating results of discontinued operations were as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Revenue	$35,820	$27,671	$5,926

Discontinued operations
Loss from operations of integration business	$(30,083)	$(20,648)	$(1,251)
Income tax benefit (provision)	(17)	293	12
Gain from sale of integration business	—	—	18,436

Income (loss) from discontinued operations	$(30,100)	$(20,355)	$17,197

Basic and diluted net income (loss) per share from discontinued operations	$(5,148.82)	$(654.31)	$22.07

Merger with Synquest

        On November 15, 2002, in order to expand our product line, Viewlocity Delaware merged with and into Synquest, a provider of supply chain planning solutions, with Synquest remaining as the surviving legal entity. As consideration for the merger, Synquest issued a total of 2,946,857 shares of common stock to Viewlocity Delaware's Series F preferred stockholders. Holders of the other classes and series of Viewlocity Delaware's capital stock received nominal cash consideration in the merger. The merger is treated as a reverse acquisition for accounting purposes, therefore, Viewlocity Delaware is treated as the accounting acquirer and the historical results presented are those of Viewlocity Delaware. Synquest's results of operations have been included with ours beginning on November 15, 2002, the effective date of the acquisition.

        The value of the SynQuest common stock was determined by using the average of the closing price on the Nasdaq SmallCap Market exchange for the few trading days preceding and following SynQuest's announcement in a press release on September 2, 2002, of the terms of the transactions publicly. The purchase price was determined as follows (in thousands):

Fair value of stock issued	$3,683
Acquisition costs	1,893

5,576
Fair value of assets acquired
Cash	435
Trade receivables	4,597
Fixed assets	373
Other assets	913

6,318
Fair value of liabilities assumed
Accounts payable and accrued expenses	7,623
Deferred revenue	5,011
Other liabilities	2,738

15,372
Net liabilities assumed	9,054

Allocation of purchase consideration to intangible assets	$14,630

        The excess consideration above the fair value of the net tangible assets acquired was approximately $14.6 million. We determined the value of the identifiable intangible assets based on the income approach valuation method by estimating the present value of the projected net cash flows to be generated. We have allocated the intangible assets as follows (in thousands):

		Estimated Use Life (Years)
Acquired technology	$5,000	2-4
Customer relationships	3,400	7
Goodwill	6,230	N/A

	$14,630

        The weighted average amortization period for the acquired technology is 3.2 years.

        The unaudited pro forma results of operations have been prepared as though the merger had occurred as of he beginning of the periods presented. The pro forma information does not purport to be indicative of the results of operations that would have been attained had the merger been in effect on the dates indicated, nor of future results. The pro forma results are as follows:

	Year Ended December 31,
	2001	2002
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$27,280	$21,586
Net loss from continuing operations attributable to common stockholders	$(59,224)	$(40,142)
Net loss per share	$(10.05)	$(6.81)
Weighted average shares	5,893,654	5,893,654

12.  Income Taxes

        The significant components of income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Current	$—	$—	$5
Deferred	(363)	(1,002)	—

Total	$(363)	$(1,002)	$5

        A reconciliation of the provision (benefit) for income taxes from continuing operations to the amount compiled by applying the statutory federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Statutory federal income tax rate (34%)	$(10,625)	$(12,975)	$(9,144)
Increase or decrease in provision from:
Increase in tax asset valuation allowance	8,530	10,836	10,082
Goodwill and other intangible assets	3,030	1,841	—
State income taxes	(1,625)	(1,207)	(993)
Differences in foreign and U.S. tax	327	503	—
Other	—	—	60

Total	$(363)	$(1,002)	$5

        Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following:

	Year Ended December 31,
	2001	2002
	(in thousands)
Deferred tax assets
U.S. net operating loss carryforwards	$57,937	$4,663
Foreign net operating loss carryforwards	12,029	4,329
Capitalization of development expenses	969	5,723
Restructuring reserve	—	949
Deferred revenue	—	1,690
Deferred tax asset valuation allowance	(71,089)	(15,355)
Other	1,669	1,094

Total deferred tax assets	$1,515	$3,093
Deferred tax liabilities
Capitalized software	$(1,363)	$(3,093)
Other	(152)	—

Total deferred tax liabilities	(1,515)	(3,093)

Net deferred tax liabilities	$—	$—

        We acquired approximately $88.7 million of net operating loss ("NOL") carryforwards and $1.5 million of Research and Development ("R&D") tax credits as a result of our merger with Synquest on November 15, 2002. However, the merger resulted in an ownership change within the meaning of Internal Revenue Code Section 382 for both Synquest and Viewlocity. Total pre-change NOLs are approximately $259 million. The total annual Section 382 limitation is approximately $0.3 million. The pre-change NOL estimated to be available for use after the application of the IRC Section 382 limitation is approximately $6.9 million. The tax loss generated in the post change period ended December 31, 2002, is approximately $5.4 million. Due to the application of IRC Section 382, we believe that we will be unable to utilize the $1.5 million R&D credits during the carryforward period. Foreign net operating loss carryforwards at December 31, 2002, are approximately $11.8 million.

        Realization of the resulting deferred tax assets is dependent on future taxable income. We have recorded valuation allowances of $71.0 million and $15.3 million against the deferred tax balance at December 31, 2001 and 2002, respectively, as we believe that it is more likely than not that such assets will not be realized. The reduction in the valuation allowance in 2002 is primarily due to the limitations imposed on the utilization of the NOLs resulting from the application of IRC Section 382.

13.  Major Customers and Segment Information

        We sell our software and services to a variety of customers. For year ended December 31, 2002, three customers each accounted for 10% or more of our total revenue. For year ended December 31, 2001, five customers each accounted for 10% or more of our total revenue. The percentage of sales to significant customers for the period reported were as follows:

	Year Ended December 31,
	2001	2002
Customer A	13%	*
Customer B	11%	*
Customer C	11%	*
Customer D	17%	*
Customer E	26%	13%
Customer F	*	30%
Customer G	*	10%

* Less than 10%

        SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," defines operating segments as components of an enterprise about which separate financial data are available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in accessing performance. Our chief operating decision-maker, for this purpose, is our chief executive officer who acts with the support of other executive officers and vice presidents. For 2000, 2001, and 2002, we had one operating segment that provides adaptive supply chain management software and services to enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the U.S. Areas of operation outside the U.S. include Europe and Asia-Pacific. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.

	US	Europe	Asia/Pacific	Elimination	Total
	(in thousands)
Year ended December 31, 2000
Revenue to external customers	$475	$246	$—	$—	$721
Total assets	78,867	23,368	15,365	(74,658)	42,942
Long-lived assets	8,739	4,935	9,697	—	23,371
Year ended December 31, 2001
Revenue to external customers	$2,469	$491	$761	$—	$3,721
Total assets	70,367	10,029	5,642	(60,227)	25,811
Long-lived assets	9,659	830	547	—	11,036
Year ended December 31, 2002
Revenue to external customers	$4,677	$384	$1,657	$—	$6,718
Total assets	63,406	1,921	616	(22,451)	43,492
Long-lived assets	19,306	93	99	—	19,498

14.  Employee Benefit Plans

Retirement Savings Plans

        We maintain defined contribution 401(k) profit-sharing plans and trusts (the "401(k) Plans") in the U.S. Most full-time U.S. employees are eligible to participate in one of our 401(k) Plans. A participating employee, by electing to defer a portion of his or her compensation, may make pre-tax contributions to the 401(k) Plans of a percentage of his or her total compensation. Participant contributions and earnings are 100% vested at all times. We do not currently contribute to the 401(k) Plans; however, the 401(k) Plans provide us with the opportunity to contribute if we chose to in the future. We also maintain similar defined contributions plans for certain of our employees outside the U.S. We pay all expenses associated with the 401(k) Plans and similar plans, which have been minimal to date.

Equity incentive plans

        In 2002, Viewlocity Delaware cancelled its option plans in connection with the Synquest merger and Synquest's former option plans survived. Our stock option plans provide for the granting of either incentive stock options or non-qualified options to purchase shares of our common stock in order to provide incentives to certain employees and directors. We are authorized to issue up to 3,050,000 options to purchase common stock under our plans. The plans allows participants to purchase our common stock at prices set by the board of directors, but in the case of incentive stock options not less than fair market value at the date the option is granted. Unless otherwise specified, outstanding options vest one-third each year. Unexercised options expire ten years after the date of grant unless otherwise specified by the board of directors.

        The following table summarizes information about stock option transactions (in thousands, except per share data):

	Year Ended December 31,
	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Shares under option at beginning of period	96	$50.61	144	$155.12	1,943	$0.63
Granted	88	$199.62	2,082	$2.82	—	N/A
Exercised	(19)	$52.02	(6)	$1.89	(2)	$0.63
Forfeited	(21)	$98.74	(277)	$103.92	(243)	$0.63
Viewlocity shares cancelled due to merger	—	$—	—	$—	(1,698)	$0.63
Synquest options acquired during the merger	—	$—	—	$—	380	$32.64
Forfeited	—	$—	—	$—	(17)	$22.21

Shares under option at end of period	144	$134.25	1,943	$0.63	363	$33.13

Shares under option exercisable at end of period	70	$72.74	52	$0.63	313	$32.20

        The following table summarizes information about stock options outstanding at December 31, 2002 (in thousands, except per share data):

	December 31, 2002
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$2.50-$5.10	7	9.32	$5.08	6	$5.08
$5.70-$5.70	48	8.85	$5.70	25	$5.70
$6.20-$17.30	6	8.68	$12.10	2	$12.43
$18.00-$18.00	66	2.47	$18.00	66	$18.00
$22.50-$27.40	19	6.54	$25.91	12	$26.36
$27.50-$27.50	81	4.76	$27.50	81	$27.50
$30.00-$30.00	49	5.65	$30.00	49	$30.00
$32.50-$70.00	43	6.80	$44.29	40	$42.55
$73.80-$99.40	31	7.59	$83.28	25	$82.59
$135.00-$135.00	13	7.78	$135.00	7	$135.00

	363	5.85	$33.13	313	$32.20

        Pro forma information regarding net loss has been determined as if we accounted for employee stock options under the fair value method. There were no options granted for the year ended December 31, 2002. The fair value for these options for the year ended December 31, 2000 and 2001 was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2000	2001
Risk free interest rate	6.2%	4.1%
Expected dividend yield	0.0%	0.0%
Expected lives (years)	5.5	3.0
Expected volatility	0.0%	0.0%
Weighted average fair value of options granted at fair market value during the year	$92.50	$0.26

        The total value of the options granted, as calculated using the Black-Scholes valuation model, is amortized over the vesting periods of the options. Pro forma information required under SFAS 123 is as follows for the years ended December 31, 2000, 2001 and 2002:

	Year Ended December 31,
	2000	2001	2002
	(in thousands except per share data)
Net loss attributable to common stockholders
As reported	$(60,987)	$(57,515)	$(9,949)
Pro forma	$(64,995)	$(59,671)	$(11,934)
Basic and diluted net loss per share
As reported	$(10,432.26)	$(1,848.82)	$(12.76)
Pro forma	$(11,117.86)	$(1,918.13)	$(15.31)

15.  Equity Transactions

Merger with Synquest

        On November 15, 2002, Viewlocity Delaware merged with and into Synquest, a provider of supply chain planning solutions, with Synquest remaining as the surviving legal entity. As consideration for the merger, Synquest issued a total of 2,946,857 shares of common stock to Viewlocity Delaware's Series F preferred stockholders. Holders of the other classes and series of Viewlocity Delaware's capital stock received nominal consideration in the merger.

Rights of common stock

        Our common stock has voting rights entitling the holders to one vote per share. The holders of our common stock are entitled to dividends when, as and if such dividends are declared by our board of directors; however, a majority of the preferred stockholders must consent to the payment of such dividends.

Issuances of Series A preferred stock

        On November 15, 2002, we completed a private placement of 11,132,828 shares of newly created Series A convertible preferred stock at a price of $2.50 per share for total consideration of $27.8 million. Of the total consideration, $24.6 million consisted of cash and $3.2 million consisted of conversion of outstanding loans previously made by certain of the purchasers.

Rights of convertible preferred stock

        The series A preferred stock is convertible into common stock at any time at a ratio of one share of common stock for each share of series A preferred stock converted, subject to adjustments for stock splits and other customary events. Shares of series A preferred stock are convertible to our common stock at any time at the option of the holder. The initial conversion rate of series A preferred stock to common stock is one to one, subject to adjustment in specific circumstances. Shares of series A preferred stock will be automatically converted to our common stock upon (1) a public offering of our common stock meeting certain thresholds, (2) the vote of two-thirds of the then outstanding shares of series A preferred stock, or (3) our common stock attaining $10.00 closing price for at least 100 of 120 consecutive trading days. Series A preferred stock vote as one class with our common stock on an as-converted to common basis.

        Dividends on the series A preferred stock will accrue at a rate of 7% per year and are cumulative. We do not anticipate to declare or pay out any cash dividends.

        The series A preferred stock has priority over our common stock in any liquidation, dissolution or winding up of us, and in connection with allocation of proceeds in a merger, acquisition, sales of all or substantially all of our assets, or similar major corporate transactions (collectively referred to as a "liquidation event"). In the event of a liquidation event, holders of the series A preferred stock will be entitled to receive $2.50 per share and an additional amount such that the holders will receive a total return equal to a 15% internal rate of return (including dividends) per year compounded annually. Notwithstanding the series A preferred stock priority, in connection with any such liquidation event, the holders of our common stock will be entitled to receive 8% of the proceeds available to our shareholders (pro-rata, in accordance with share ownership) until the series A preferred stock liquidation preference is satisfied. After the series A preferred stock liquidation preference is satisfied, the remaining proceeds will be distributed to the holders of our common stock. A majority vote of the directors that do not hold Series A preferred stock is required to affect a liquidation event.

16.  Former Viewlocity Equity Transaction Prior to Reverse Merger

        Prior to the reverse acquisition, Viewlocity Delaware met its cash flow needs primarily through private placement of redeemable preferred stock. The following table summarizes our mandatorily redeemable, convertible preferred stock transactions from 2001 to 2002:

	Series E		Series F		Series F-1
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Total
	(in thousands)
Balance at December 31, 2001	2,004	$12,298	347,855	$40,079		$—	$52,377
Private placement	—	—	29,412	4,995	—	—	4,995
Adjustment of Electron Economy purchase price	—	—	(120,246)	(3,418)	54,791	2,427	(991)
Cashless exercise of warrants	—	—	68,824		—	—	—
Effect of recapitalization due to reverse merger	(2,004)	(12,298)	(325,845)	(41,656)	(54,791)	(2,427)	(56,381)

Balance at December 31, 2002	—	$—	—	$—	—	$—	$—

Issuance of Series F convertible preferred stock

        On June 5, 2001 Viewlocity Delaware completed a private placement of 172,818,544 shares of Series F mandatorily reedemable, convertible preferred stock at $0.17 per share. The proceeds, net of expenses were $28.5 million. The investors in Series F also received warrants to purchase 78,661,636 shares of Series F-1 preferred stock at $0.01 per share.

        On January 8, 2002, Viewlocity Delaware completed a private placement of 29,411,764 shares of the Series F mandatorily, redeemable, convertible preferred stock at $0.17 per share. The investors also received warrants to purchase 14,705,882 shares of Series F preferred stock at $0.01 per share. The proceeds, net of expenses, were $5.0 million.

        In connection with the Series F offering, all the outstanding shares of Viewlocity Delaware's Series A, Series B, Series D, and 50% of the Series E preferred stock immediately converted into 4,786,078 shares of common stock.

Adjustment of shares issued in connection with the Electron Economy acquisition

        On September 26, 2001, Viewlocity Delaware completed the acquisition of Electron Economy, Inc., a supply chain event management software and services company. In connection with the acquisition, Viewlocity Delaware initially issued 175,035,534 shares of Series F preferred stock, which was to be adjusted in accordance to the acquisition agreement, options to purchase 3,159,121 shares of Series F preferred stock and options to purchase 3,159,121 shares of Series F-1 preferred stock. In August 2002, Viewlocity Delaware resolved certain pre-acquisition contingencies and accordingly decreased the purchase price and intanbible assets and therefore reduced the Series F shares by 120,046,526 and replaced them with 54,791,169 shares of Series F-1 preferred stock.

Issuance and conversion of series E convertible preferred stock

        On April 18, 2000 and June 22, 2000 Viewlocity Delaware completed private placements of 2,520,261 shares and 1,487,805 shares, respectively, of Series E convertible preferred stock at $6.17 per share. The proceeds, net of expenses, were $24.6 million. In connection with the Series F offering, 50% of the Series E preferred stock immediately converted into shares of common stock.

QuickLinks

VIEWLOCITY, INC. TABLE OF CONTENTS
NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
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
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. CONTROLS AND PROCEDURES
  Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
VIEWLOCITY, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements
Report of Independent Accountants
VIEWLOCITY, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2001 and 2002 (in thousands, except per share data)
VIEWLOCITY, INC. AND SUBSIDIARIES Consolidated Statements of Operations For the years ended December 31, 2000, 2001 and 2002 (in thousands except share and per share data)
VIEWLOCITY, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income
VIEWLOCITY, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the years ended December 31, 2000, 2001 and 2002 (in thousands)
VIEWLOCITY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements