Form 10-Q
period 2003-03-31
VIEWLOCITY INC
filed 2003-05-13
CIK 1082397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

Commission File Number 000-30963

Viewlocity, Inc.

(Exact name of registrant as specified in its charter)

Georgia	14-1683872
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3475 Piedmont Road, Suite 1700, Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 267-6400

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2003, there were 5,893,654 shares of common stock, $.01 par value, outstanding.

VIEWLOCITY, INC.

PART I-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2002	March 31, 2003
		(Unaudited)
ASSETS
Cash and cash equivalents	$15,152	$8,677
Accounts receivable, net	6,689	5,300
Other receivables	464	457
Prepaid expenses and other current assets	539	757

Total current assets	22,844	15,191

Property and equipment, net	2,017	1,546
Goodwill	9,341	9,341
Other intangible assets, net	8,140	7,621
Other non current assets	1,150	1,217

Total assets	$43,492	$34,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,045	$2,660
Short-term debt	3,014	3,014
Current portion of capital lease obligations	1,019	1,021
Current portion of restructuring reserve	1,897	1,428
Accrued expenses	4,293	2,265
Deferred revenue	5,239	4,564

Total current liabilities	19,507	14,952

Capital lease obligations, less current portion	433	220
Long-term debt	6,500	6,500
Restructuring reserve, less current portion	1,329	798
Other non-current liabilities	303	679

Total liabilities	28,072	23,149
Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock: $.01 par value; 13,200,000 shares authorized; 11,132,828 shares issued and outstanding at December 31, 2002 and March 31, 2003	25,858	25,858
Common stock: $.01 par value; 100,000,000 shares authorized; 5,893,654 shares issued and outstanding at December 31, 2002 and March 31, 2003	59	59
Additional paid in capital	175,378	175,378
Accumulated deficit	(185,523)	(189,189)
Accumulated other comprehensive loss	(352)	(339)

Total stockholders’ equity	15,420	11,767

Total liabilities and stockholders’ equity	$43,492	$34,916

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31, 2002 and 2003 (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2002	2003
	(Unaudited)
Revenue
License	$63	$1,046
Support	115	1,540
Services	320	2,355

Total revenue	498	4,941
Cost of revenue
License	—	28
Support	—	285
Services	476	2,141
Amortization of acquired technology	—	398

Total cost of revenue	476	2,852

Gross profit	22	2,089
Operating expenses
Sales and marketing	3,609	2,079
Research and development	1,524	1,747
General and administrative	1,000	1,073
Restructuring and other, net	—	10
Depreciation and amortization	786	604

Total operating expenses	6,919	5,513

Operating loss	(6,897)	(3,424)
Minority interest in net loss of subsidiary	115	—
Other income / (expense), net	(504)	(242)

Loss from continuing operations before income taxes	(7,286)	(3,666)
Income tax benefit (provision)	—	—

Loss from continuing operations	$(7,286)	$(3,666)

Discontinued operations
Loss from operations of integration business	(1,110)	—
Income tax benefit	9	—
Gain from sale of integration business	14,404	—

Income from discontinued operations	13,303	—

Net income (loss )	$6,017	$(3,666)
Preferred stock dividends	—	(487)

Net income (loss) attributable to common stockholders	$6,017	$(4,153)

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31, 2002 and 2003 (Unaudited)

(in thousands, except share and per share data)

Basic and diluted net income (loss) per share
Continuing operations	$(149.08)	$(0.70)
Discontinued operations	272.19	—

Basic and diluted net income (loss) per share	$123.11	$(0.70)

Weighted average shares	48,874	5,893,654

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended March 31, 2002 and 2003 (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2002	2003
	(Unaudited)
Cash flow used by operating activities
Net income (loss)	$6,017	$(3,666)
Adjustments to reconcile net income (loss) to cash flow used by operating activities
Minority interest	(115)	—
Depreciation and amortization	976	1,002
Gain on sale of integration business	(14,404)	—
Expenses related to equity issuances	287	—
Bad debt expense	346	(121)
Changes in assets and liabilities
Accounts receivable	(266)	1,510
Other receivables	104	7
Prepaid expenses and other current assets	(19)	(218)
Accounts payable	148	(1,385)
Accrued expenses	408	(2,132)
Deferred revenue	372	(675)
Other	(44)	(586)

Net cash used by operating activities	(6,190)	(6,264)
Cash flow provided (used) by investing activities
Capital expenditures	(25)	(9)
Cash received related to acquisitions/dispositions, net	9,792	—

Net cash provided (used) by investing activities	9,767	(9)
Cash flow provided (used) by financing activities
Repayment of debt	(2,250)	—
Repayment under capital leases	(174)	(211)
Issuance of capital stock, net	4,995	—

Net cash provided (used) by financing activities	2,571	(211)
Effect of exchange rate on cash flows	(652)	9

Net increase (decrease) in cash	5,496	(6,475)
Cash at beginning of period	7,345	15,152

Cash at end of period	$12,841	$8,677

Supplemental cash flow information
Cash paid for interest	$114	$363
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

On November 15, 2002, pursuant to an Agreement and Plan of Merger dated August 30, 2002 (the “Merger Agreement”), we consummated our previously announced merger (the “Merger”) with Viewlocity, Inc., a Delaware corporation (“Viewlocity Delaware”). In the Merger, Viewlocity Delaware was merged with and into our company. Subsequent to the Merger, we changed our corporate name from SynQuest, Inc. to Viewlocity, Inc. The Merger has been accounted for as a “reverse acquisition” for accounting purposes. As a result, Viewlocity Delaware is treated as the acquiror for accounting purposes, and Viewlocity Delaware’s historical results of operations have become those of the combined company. Synquest’s results of operations have been included with Viewlocity Delaware’s beginning on November 15, 2002, the effective date of the Merger. Prior to the Merger, our fiscal year ended June 30th of each year. However, Viewlocity Delaware’s fiscal year ended on December 31st of each year. Because Viewlocity Delaware is considered the accounting acquiror and continuing reporting entity in the Merger, our fiscal year has been changed to end on December 31st.

Principles of consolidation

The balance sheets as of December 31, 2002 and March 31, 2003 and the statements of operations, and statements of cash flows for each of the three months ended March 31, 2002 and 2003 are consolidated and consist solely of the financial statements of Viewlocity, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in consolidation.

Goodwill and other intangible assets

We adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. As such, goodwill is no longer amortized. Other intangible assets are amortized on a straight-line basis over the useful life of the asset, which is the period the asset is expected to contribute directly or indirectly to future cash flows. Other intangibles include customer relationships and acquired technology. The lives established for our intangible assets are based on many factors, and are subject to change because of the nature of our operations. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists.

Stock-based compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS 123.

VIEWLOCITY, INC.

Notes to Consolidated Financial Statements (Unaudited)

We expensed stock compensation cost of $0.1 million for the three months ended March 31, 2002. There was no stock compensation cost for the three months ended March 31, 2003. Additionally, had we determined compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income or loss would have been as follows:

	Three Months Ended
	March 31,
	2002	2003
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders as reported	$6,017	$(4,153)
Deduct total stock-based employee compensation expense determined under fair-value base method	(475)	—

Pro forma net income (loss)	$5,542	$(4,153)
Basic and diluted net income (loss) per share
As reported	$123.11	$(0.70)
Pro forma	$113.39	$(0.70)

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

Our historical net loss per share for the quarter ended March 31, 2002 reflects the equivalent number of shares received prior to the effective date of the Merger. The number of equivalent shares has been calculated based on the ratio of each share of our common stock issued in the Merger in exchange for each share of Viewlocity Delaware series F preferred stock outstanding. This ratio was applied to all Viewlocity Delaware common shares outstanding prior to the effective date of the Merger. These shares were cancelled in connection with the Merger. This ratio was not applied to all Viewlocity Delaware preferred shares outstanding prior to the Merger since these shares are anti-dilutive.

The effect of stock options has been excluded from the calculation of the diluted net loss per share because they are anti-dilutive. Convertible preferred shares have been excluded from the calculation of the diluted net loss per share because these securities are anti-dilutive. There were 349,858,113 and 11,132,828 shares of convertible preferred stock outstanding as of March 31, 2002 and 2003, respectively.

Discontinued Operations

The historical results of operations for our integration business have been reclassified and presented as discontinued operations in the consolidated statement of operations to conform with the effects of the sale of our integration business during 2002.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. We adopted this statement on January 1, 2003 and

VIEWLOCITY, INC.

Notes to Consolidated Financial Statements (Unaudited)

the effect of adopting this statement did not have a material impact on our results of operations, financial position, or cash flows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to an exit plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. We adopted the provisions of this statement on January 1, 2003 and the effect of adopting this statement did not have a material impact on our results of operations, financial position, or cash flows.

In November 2002, the FASB reached a consensus on Emergency Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the “Issue”). The guidance in the Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the provisions of this interpretation on January 1, 2003 and the effect of adopting these provision did not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

2.	Restructuring and other, net

Restructuring charges and other credits for the three months ended March 31, 2002 and 2003 are as follows:

	Three Months Ended
	March 31,
	2002	2003
	(in thousands)
Severance	$—	$268
Facility and related charges and credits	—	(258)

Total restructuring and other, net	$—	$10

VIEWLOCITY, INC.

Notes to Consolidated Financial Statements (Unaudited)

During the first quarter of 2003, in order to continue to decrease our costs we reduced our headcount and began the process of closing our office in Albany, New York, further consolidating our research and development operations in our Dallas, Texas office. In conjunction with this reduction in force, we incurred $0.3 million of severance and related costs resulting from a reduction in force of 17 development employees.

On March 5, 2003 we entered into a sublease agreement to sublease approximately 8,426 square feet of the former Synquest headquarters office space. The sublease agreement began on April 1, 2003 and continues through December 31, 2005. On March 14, 2003, we also terminated our lease agreement for previously abandoned office space in Atlanta, Georgia which consisted of approximately 11,788 square feet. The sublease and the lease termination reduced our restructuring liability and we recorded a reduction to our restructuring expense of $0.3 million.

As of March 31, 2003, $2.2 million of restructuring costs remained in accrued liabilities, $0.8 million of which is long-term. Of the $2.2 million, $0.4 million related to severance costs which are expected to be paid in the second quarter of 2003. The remaining $1.8 million relate to leased facility termination costs to be paid through 2005.

3.	Major Customers and Segment Information

We sell our software and services to a variety of customers. For the three months ended March 31, 2002 and 2003, three customers each accounted for 10% or more of our total revenue. The percentage of sales to significant customers for the period reported were as follows:

	Three Months Ended March 31,
	2002	2003
Customer A	37%	*
Customer B	26%	10%
Customer C	18%	*
Customer D	*	14%
Customer E	*	10%

* Less than 10%

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” defines operating segments as components of an enterprise about which separate financial data are available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in accessing performance. Our chief operating decision-maker, for this purpose, is our chief executive officer who acts with the support of other executive officers and vice presidents. For the three months ended March 31, 2002 and 2003 we had one operating segment that provides adaptive supply chain management software and services to enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the U.S. Areas of operation outside the U.S. include Europe and Asia-Pacific. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.

VIEWLOCITY, INC

Notes to Consolidated Financial Statements (Unaudited)

	U.S.	Europe	Asia-Pacific Elimination		Total
	(in thousands)
Three months ended March 31, 2002
Revenue from external customers	$366	$—	$132	$—	$498
Total assets	52,996	3,825	5,068	(33,343)	28,546
Long-lived assets	8,910	152	509	(152)	9,419
Three months ended March 31, 2003
Revenue from external customers	$3,563	$985	$393	$—	$4,941
Total assets	55,223	2,433	685	(23,425)	34,916
Long-lived assets	18,352	71	85	—	18,508

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”.) Such statements are based upon current intent, belief or expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “seeks,” “estimates”, and similar expressions or variations of these words are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current intent, belief or expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those anticipated. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission (“SEC”). You should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies and Use of Estimates

The following management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. The most significant estimates used in these financial statements include the valuation of equity instruments, lives of property and equipment, allocation of purchase consideration, valuation of goodwill, valuation and lives of intangible assets, valuation allowance on deferred taxes, and the allowance for doubtful accounts receivable. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. We believe the following critical accounting policies affect the most significant areas involving management’s judgments and estimates. In addition, please refer to the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue Recognition. Our revenue is generated primarily by licensing our software systems and providing support and professional services for those systems. We account for our revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition in Financial Statements” and Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,” issued by the American Institute of Certified Public Accounts, as amended by SOP 98-4 and SOP 98-9. SAB 101 and SOP 97-2 provide guidance on applying generally accepted accounting principles in recognizing revenue.

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

We also provide support and maintenance for our software systems under support agreements. These agreements provide unspecified software upgrades and technical support over a specified term, which is typically 12 months and renewable on an annual basis. Support contracts typically are paid in advance, and revenues from these contracts are deferred and recognized ratably over the term of the contract.

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

Goodwill and Other Intangible Assets. We adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. As such, goodwill is no longer amortized. Other intangible assets are amortized on a straight-line basis over the useful life of the asset, which is the period the asset is expected to contribute directly or indirectly to future cash flows. Other intangibles include customer relationships and acquired technology. The lives established for our intangible assets are based on many factors, and are subject to change because of the nature of our operations. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. A range of 2 to 7 years has been used for amortization of specific intangible assets.

Impairment of Long-Lived Assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that more likely than not reduce the fair value of the goodwill below its carrying value. Goodwill is impaired when its carrying value exceeds its fair value. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” other long-lived assets, which include other intangible assets, will be reviewed for impairment when factors indicate that a potential impairment may have occurred. Impairment occurs when the carrying amount of an asset exceeds its undiscounted cash flow recoverability. Impairment is then measured by comparing the carrying amount of the asset to its fair value, and we recognize an impairment loss equal to the excess above the fair value. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes the new accounting basis.

Software Development Costs. In accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” we expense all research and development costs as they are incurred before a product becomes technologically feasible and after a product is generally available. Between the time a product is considered technologically feasible and when it is generally available, we capitalize the costs associated with the development. For substantially all of our products, we have expensed the software development costs as they are incurred because the development costs between technological feasibility and general availability have been minimal.

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

Results of Operations

The following table sets forth selected statements of operations data expressed as a percentage of our total revenue for the respective periods.

	Three Months Ended
	March 31,
	2002	2003
Revenue
License	12.6%	21.2%
Support	23.1	31.2
Services	64.3	47.6

Total revenue	100.0	100.0
Cost of revenue
License	—	0.6
Support	—	5.8
Services	95.6	43.3
Amortization of acquired technology	—	8.0

Total cost of revenue	95.6	57.7

Gross profit	4.4	42.3
Operating expenses
Sales and marketing	724.7	42.1
Research and development	306.0	35.4
General and administrative	200.8	21.7
Restructuring and other, net	—	0.2
Depreciation and amortization	157.8	12.2

Total operating expenses	1,389.3	111.6

Operating loss	(1,384.9)	(69.3)
Minority interest in net loss of subsidiary	23.1	—
Other income / (expense), net	(101.2)	(4.9)

Loss from continuing operations before income taxes	(1,463.0)	(74.2)

Income tax benefit (provision)	—	—

Loss from continuing operations	(1,463.0)	(74.2)

Discontinued operations
Loss from operations of integration business	(222.9)	—
Income tax benefit	1.8	—
Gain from sale of integration business	2,892.4	—

Income from discontinued operations	2,671.3	—

Net income (loss)	1,208.3%	(74.2)%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Pursuant to an Agreement and Plan of Merger dated August 30, 2002, we consummated our merger (the “Merger”) with Viewlocity, Inc., a Delaware Corporation (“Viewlocity Delaware”) on November 15, 2002. In the Merger, Viewlocity Delaware was merged with and into Synquest, Inc. (“SynQuest”). The Merger was accounted for as a “reverse acquisition” for accounting purposes. As a result, Viewlocity Delaware is treated as the acquiror for accounting purposes, and Viewlocity Delaware’s historical results of operations have become those of the combined company. Synquest’s results of operations have been included with Viewlocity Delaware’s beginning on November 15, 2002, the effective date of the Merger. Synquest’s operations were included with Viewlocity Delaware’s for the three months ended March 31, 2003 but not for the three months ended March 31, 2002. This results in significant differences in the comparison between the three months ended March 31, 2003 and the three months ended March 31, 2002.

License Revenue. Revenue from software license fees increased 1,560.3% to $1.0 million in the three months ended March 31, 2003 from $0.1 million in the same period in 2002. During the three months ended March 31, 2003, we recognized revenue from four license agreements as compared to one license agreement in the same period in 2002. As a percentage of total revenue, revenue from software license fees increased to 21.2% in the three months ended March 31, 2003 from 12.6% in the same period in 2002.

Support Revenue. Revenue from support and maintenance contracts increased 1,239.1% to $1.5 million in the three months ended March 31, 2003 from $0.1 million in the same period in 2002, an increase of $1.4 million. $1.2 million of this increase was related to an increase in our support contracts due to the Merger. The remainder of the increase in support revenue was due to an increase in our customer base, which resulted in an increase in both the dollar amount and number of support and maintenance contracts. As a percentage of total revenue, revenue from support increased to 31.2% in the three months ended March 31, 2003 from 23.1% in the same period in 2002.

Services Revenue. Revenue from professional services increased 635.9% to $2.3 million in three months ended March 31, 2003 from $0.3 million in the same period in 2002, an increase of $2.0 million. $1.5 million of this increase related to the Merger. The remaining increase in revenue from services resulted from new customers as our customer base has grown, which resulted in an increase in both the dollar amount and number of service agreements. As a percentage of total revenue, revenue from services decreased to 47.6% in the three months ended March 31, 2003 from 64.3% in the same period in 2002.

Cost of License Revenue. Cost of license revenue was not material for the three months ended March 31, 2003 and there was no cost of license revenue in the same period in 2002. As a percentage of license revenue, cost of license revenue was 2.7% in the three months ended March 31, 2003.

Cost of Support Revenue. There was no cost of support revenue in the three months ended March 31, 2002. Cost of support increased to $0.3 million in the three months ended March 31, 2003. In the third quarter of 2002, we began increasing our support staff to accommodate our increase in support and maintenance contracts and in connection with the Merger. As a percentage of support revenue, cost of support was 18.5% in the three months ended March 31, 2003.

Cost of Services Revenue. Cost of services revenue increased 349.8% to $2.1 million in the three months ended March 31, 2003 from $0.5 million in the same period in 2002, an increase of $1.6 million. As a percentage of services revenue, the cost of services decreased to 90.9% in the three months ended March 31, 2003 from 148.8% in the same period in 2002. During the three months ended March 31, 2002, we generated negative margins from our professional services. Our hiring of services personnel was performed in advance of having significant customers so that we would have properly trained services personnel as our products gained market acceptance and our customers required professional services. We generated positive margins relating to services in the three months ended March 31, 2003; however, we can not predict if we will continue to attain positive margins relating to services in the future due to the many uncertainties .

Amortization of Acquired Technology. We recorded amortization of acquired technology of $0.4 million in the three months ended March 31, 2003 in connection with the Merger. The Merger provided total intangible assets of $14.6 million, of which $5.0 million was allocated to acquired technology. We intend to license and generate revenue from the acquired technology; therefore, we are recording the related amortization expense as a cost of revenue. We are amortizing the acquired technology over their estimated useful lives ranging from two to four years. The weighted average amortization period for the acquired technology is 3.2 years.

Sales and Marketing. Sales and marketing expenses decreased 42.4% to $2.1 million in the three months ended March 31, 2003, from $3.6 million in the same period in 2002, a decrease of $1.5 million. The decrease was primarily due to a reduction in sales and marketing personnel, as well as tighter controls over discretionary spending, particularly marketing and promotional spending. As a percentage of total revenue, these costs decreased to 42.1% in the three months ended March 31, 2003 from 724.7% in the three months ended March 31, 2002.

Research and Development. Research and development expenses increased 14.6% to $1.7 million in the three months ended March 31, 2003 from $1.5 million in the same period in 2002, an increase of $0.2 million. The increase is primarily due to an increase in headcount resulting from the Merger. As a percentage of total revenue, research and development expenses decreased to 35.4% in the three months ended March 31, 2003 from 306.0% in the same period in 2002.

General and Administrative. General and administrative expenses increased 7.3% to $1.1 million in the three months ended March 31, 2003 from $1.0 million in the same period in 2002, an increase of $0.1 million. This increase was primarily due to an increase in our outside consultants fees in the three months ended March 31, 2003. As a percentage of total revenue, these costs decreased to 21.7% in the three months ended March 31, 2003 from 200.8% in the same period in 2002.

Restructuring and other, net. There were no restructuring charges for the three months ended March 31, 2002. During the first quarter of 2003, in order to continue to decrease our costs we reduced our headcount and began the process of closing our office in Albany, New York, further consolidating our research and development operations in our Dallas, Texas office. In conjunction with this reduction in force, we incurred $0.3 million of severance and related costs resulting in a reduction of 17 development employees. On March 5, 2003, we entered into a sublease agreement to sublease approximately 8,426 square feet of the former Synquest headquarters office space. The sublease agreement began on April 1, 2003 and continues through December 31, 2005. On March 14, 2003, we also terminated our lease agreement for previously abandoned office space in Atlanta, Georgia which consisted of approximately 11,788 square feet. The sublease and the lease termination reduced our restructuring liability and we recorded a reduction to our restructuring expense of $0.3 million.

Depreciation and Amortization. Depreciation and amortization decreased 23.2% to $0.6 million in three months ended March 31, 2003 from $0.8 million in the same period in 2002, a decrease of $0.2 million. This decrease was primarily related to a decrease in amortization expense. The decrease in amortization expense resulted from the abandonment of certain acquired technology that we acquired in the acquisition of Electron Economy in 2001. During the third quarter of 2002, we decided to no longer develop or utilize the technology we acquired in the acquisition of Electron Economy and therefore abandoned these product lines resulting in a decrease in amortization expense of $0.3 from the three months ended March 31, 2002 as compared to the same period in 2003. This decrease was partially offset by an increase of $0.1 million relating to the amortization of customer lists acquired in the Merger. The Merger provided total intangible assets of $14.6 million, of which $3.4 million was allocated to customer lists resulting in amortization expense of $0.1 million in the three months ended March 31, 2003. As a percentage of total revenue, depreciation and amortization decreased to 12.2% in the three months ended March 31, 2003 from 157.8% in the same period in 2002.

Operating Expenses and Operating Loss. As a result of the above factors, our operating expenses decreased to $5.5 million in the three months ended March 31, 2003, from $7.0 million in the same period in 2002 and our operating loss decreased to $3.4 million in the three months ended March 31, 2003 from $6.9 million in the same period in 2002.

Other Income (Expense). Other income (expense) is primarily composed of interest income, interest expense and foreign currency gains and losses. Other income (expense) decreased by 52.0% to $0.2 million in the three months ended March 31, 2003 from $0.5 million in the same period in 2002, a decrease of $0.3 million. The decrease was primarily due to a decrease in interest expense. $0.2 million of this decrease relates to warrants that were cancelled during 2002 in connection with the Merger, which were being amortized to interest expense. The remaining decrease of $0.1 million in interest expense is due to a reduction in our long-term debt from March 31, 2002 to March 31, 2003.

Income Taxes. In the three months ended March 31, 2002 and 2003, there were no provisions for income taxes.

Discontinued Operations. In the three months ended March 31, 2002, we reported a loss from discontinued operations of $1.1 million offset by the gain on sale of the discontinued operations of $14.4 million. This resulted in overall income from discontinued operations of $13.3 million in the three months ended March 31, 2002. The discontinued operations are the results from our integration business that we sold in 2002.

Net Income (Loss). As a result of the above factors, our net loss decreased to $3.7 million in the three months ended March 31, 2003 compared to net income of $6.0 million in the same period in 2002.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily through the private placement of shares of convertible preferred stock, including a private placement of our Series A preferred stock which was approved by our shareholders and consummated in November 2002 and, to a lesser extent, through borrowings. We currently maintain a line of credit with Silicon Valley Bank. As of March 31, 2003, we may borrow up to $1.8 million under the line of credit, of which, $1.5 million was outstanding on March 31, 2003. We will continue to need additional capital to meet our cash needs under our current business plan. On April 25, 2003, our shareholders approved an amendment to our Articles of Incorporation that will enhance our ability to obtain debt financing in the future by allowing us to pledge all of our assets to secure loans. We believe that continued private or public financings, debt financing and the successful commercialization and market acceptance of our software and services will generate the sources of liquidity to meet our cash needs. Additionally, we likely will need to raise capital through other means including through acquisitions of other companies, strategic alliances, or other business combinations and through debt or equity financings. However, we cannot be certain that we will be able to obtain additional financing or extend our current debt on favorable terms, if at all. If we are not able to obtain additional financing when needed, we will be required to modify our current business plan, sell certain assets, or downsize our workforce in order to raise capital and reduce costs and expenditures.

Cash used in our operating activities was $6.3 million for the three months ended March 31, 2003 compared to $6.2 million for the three months ended March 31, 2002. The cash used in operating activities in the three months ended March 31, 2003 resulted primarily from our net loss from continuing operations of $3.7 million and a net decrease in various working capital components. The cash used in operating activities in the three months ended March 31, 2002 resulted primarily of our net loss from continuing operations of $7.3 million.

Cash provided by our investing activities was approximately $9.8 million in the three months ended March 31, 2002. During the three months ended March 31, 2002, the cash provided by investing activities was primarily from the net cash received from the disposition of our integration business of $10.8 million offset by scheduled payments made in the three months ended March 31, 2002 regarding our previous acquisition of SC21 Pte. Ltd. of $1.0 million. Cash used by investing activities was not significant for the three months ended March 31, 2003.

Cash provided by our financing activities was approximately $2.6 million during the three months ended March 31, 2002 compared to cash used by financing activities of $0.2 million in the same period in 2003. During the year ended December 31, 2002, approximately $5.0 million was provided from the issuance of Viewlocity Delaware preferred stock, offset by $0.2 million in payment of capital leases and $2.2 million of debt repayment. During the three months ended March 31, 2003, approximately $0.2 million was used in payment of capital leases.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. We adopted this statement on January 1, 2003 and the effect of adopting this statement did not have a material impact on the our results of operations, financial position, or cash flows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to an exit plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. We adopted the provisions of this statement on January 1, 2003 and the effect of adopting this statement did not have a material impact on the results of our operations, financial position, or cash flows.

In November 2002, the FASB reached a consensus on Emergency Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the “Issue”). The guidance in the Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the provisions of this interpretation on January 1, 2003 and the effect of adopting these provisions did not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. Our exposure to market risk is related to changes in interest rates from our borrowing activities. A hypothetical 10% increase or decrease in interest rates related to our variable rate debt ($1.5 million outstanding as of March 31, 2003) would not have a material effect on our results of operations or balance sheet over the next 12 months.

We do not currently utilize, and we have not in the past utilized, derivative financial instruments to manage exposure to interest rate changes.

Foreign Currency Risk. We develop products in the United States and market our products in North America, Europe, and Asia-Pacific. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the pound sterling, and the Australian dollar. Any appreciation of the U.S. dollar against the currencies in which these items are denominated has the effect of reducing their values in our consolidated financial statements. Changes in the value of these currencies relative to the U.S. dollar are charged or credited to stockholders’ equity. We have sizable international operations and a portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar can significantly impact the translation of the results of operations from our international operations into U.S. dollars. Historically, we have not experienced significant translation variances from year to year in our results of operations. In addition, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies may make our products less competitive in international markets. Our transaction and translation gains and losses have not been significant in any of the periods presented. To date, we have not used financial hedging techniques nor have we entered into financial instruments for trading or speculative purposes. Although we will continue to monitor our exposure to currency exchange rate fluctuations, and when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Item 4. CONTROLS AND PROCEDURES

Within 90 days before filing this report, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures were effective, in all material aspects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date our chief executive officer and chief financial officer carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II-OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On May 2, 2003, after obtaining shareholder approval at our 2003 Annual Meeting of Shareholders, we filed Articles of Amendment to our Third Amended and Restated Articles of Incorporation (the “Articles of Incorporation”), amending the Articles of Incorporation as follows:

•	to modify the types of transactions that are covered under Article V, Section (c)(2)(b) of the Articles of Incorporation and to allow the holders of a majority of the outstanding Series A Preferred Stock of the Company (“Series A Preferred”) to waive the application of that provision in the future; and

•	to allow our shareholders to act by majority written consent.

Article V, Section (c)(2)(b) provided that, in the event of (1) a merger or consolidation in which the company is a constituent corporation (except a merger or consolidation in which the holders of our outstanding capital stock immediately prior to the merger or consolidation continue immediately following the merger or consolidation to hold at least 50% of the surviving corporation or the parent of the surviving corporation in the transaction), (2) the sale, conveyance, mortgage, pledge or lease of all or substantially all of the assets of the company, or (3) any transaction or series of transactions requiring approval of our board of directors in which a majority of the voting capital of the company is transferred (except for certain qualifying public offerings) our Series A Preferred holders and common stock holders will be entitled to a distribution pursuant to a formula set forth in Section (c)(2)(b). The Articles of Amendment removed “conveyance, mortgage, pledge or lease” from the types of transactions which trigger a distribution. In addition, the Articles of Amendment allows the application of the provision with respect to a transaction otherwise covered to be waived by the holders of a majority of the outstanding shares of Series A Preferred.

The effect on the common shareholders of the amendment to Article V, Section (c)(2)(b) is that (1) the types of transactions pursuant to which the common and preferred shareholders may be entitled to a distribution has been narrowed and (2) their right to a distribution upon the occurrence of one of the covered transactions may be waived by the holders of Series A Preferred (pursuant to which the holders of Series A Preferred would also be waiving their own right to the distribution). We effected the Articles of Amendment because without modification, this provision of the Articles of Incorporation effectively prevented us from pledging substantially all of our assets to secure debt financings, thereby significantly restricted our ability to obtain credit facilities and may have, in the future, restricted our ability to engage in one or more transactions, including mergers, consolidations and sales of capital stock, even if such transactions are in the best interests of the company and our shareholders.

The purpose of the amendment to permit our shareholders to act by majority written consent is to facilitate action by shareholders and to reduce the corporate expense associated with meetings of shareholders. The written consent amendment allows us, in situations where we can obtain the requisite consent in writing, to take prompt action with respect to corporate opportunities that develop, without the delay and expense of convening a shareholder meeting for the purpose of approving the action. The written consent amendment would permit the shareholders to act by majority written consent in lieu of a meeting on any matters that would otherwise be presented for approval by the shareholders at a meeting, including without limitation amendments to our Articles of

Incorporation, financing transactions, business combinations, the election of directors, and the adoption of or amendment to equity based incentive compensation plans. The amendment will have the effect of limiting the opportunity of all shareholders to participate in the discussion of any proposed action that is taken by written consent without a meeting.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Viewlocity, Inc.

3.2	SecondAmended and Restated Bylaws of Viewlocity, Inc.

4.1	Articlesof Amendment to Third Amended and Restated Articles of Incorporation of Viewlocity, Inc. (incorporated by reference to Exhibit 3.1 herein).

99.1	Certificationpursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificationpursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 7, 2003, we filed a current report on Form 8-K reporting under Item 5, Other Events, that we had changed our name from “Synquest, Inc.” to “Viewlocity, Inc.”

On January 14, 2003, we filed an amended current report on Form 8-K/A (amending a form 8-K filed on November 15, 2002), reporting under Item 7, Financial Statements and Exhibits, providing the financial statements and pro forma information of the business acquired as required in connection with the Merger by Items 7(a) and (b), which financial statements were excluded from the original filing.

On May 8, 2003, we filed a current report of Form 8-K reporting under Item 9, Regulation FD Disclosure, providing our expectations for our financial performance for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2003.

VIEWLOCITY, INC.

By:	/s/ C. JEFFREY SIMPSON
C. Jeffrey Simpson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ L. ALLEN PLUNK
L. Allen Plunk Executive Vice President, Chief Financial Officer and Corporation Secretary (Principal Financial Officer)

CERTIFICATIONS

I, C. Jeffrey Simpson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viewlocity, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

/s/ C. JEFFREY SIMPSON
C. Jeffrey Simpson Chairman of the Board and Chief Executive Officer

I, L. Allen Plunk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viewlocity, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

/s/ L. ALLEN PLUNK
L. Allen Plunk Executive Vice President, Chief Financial Officer and Corporate Secretary