Form 10-Q
period 2003-06-30
VIEWLOCITY INC
filed 2003-08-14
CIK 1082397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2003, there were 5,893,654 shares of common stock, $.01 par value, outstanding.

VIEWLOCITY, INC.

PART I- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2002	June 30, 2003
		(Unaudited)
ASSETS
Cash and cash equivalents	$15,152	$5,025
Accounts receivable, net	6,689	2,876
Other receivables	464	220
Prepaid expenses and other current assets	539	532

Total current assets	22,844	8,653
Property and equipment, net	2,017	1,185
Goodwill	9,341	9,341
Other intangible assets, net	8,140	7,102
Other non-current assets	1,150	1,233

Total assets	$43,492	$27,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,045	$1,602
Short-term debt	3,014	3,014
Current portion of capital lease obligations	1,019	937
Current portion of restructuring reserve	1,897	1,003
Accrued expenses	4,293	2,104
Deferred revenue	5,239	2,616

Total current liabilities	19,507	11,276
Capital lease obligations, less current portion	433	42
Long-term debt	6,500	6,500
Restructuring reserve, less current portion	1,329	413
Other non-current liabilities	303	944

Total liabilities	28,072	19,175
Commitments and contingencies
Shareholders’ equity
Series A convertible preferred stock: $.01 par value; 13,200,000 shares authorized; 11,132,828 shares issued and outstanding at December 31, 2002 and June 30, 2003	25,858	25,858
Common stock: $.01 par value; 100,000,000 shares authorized; 5,893,654 shares issued and outstanding at December 31, 2002 and June 30, 2003	59	59
Additional paid in capital	175,378	175,378
Accumulated deficit	(185,523)	(192,583)
Accumulated other comprehensive loss	(352)	(373)

Total shareholders’ equity	15,420	8,339

Total liabilities and shareholders’ equity	$43,492	$27,514

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and six months ended June 30, 2002 and 2003 (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Revenue
License	$1,650	$1,131	$1,713	$2,177
Support	208	1,350	323	2,890
Services	488	1,675	808	4,030

Total revenue	2,346	4,156	2,844	9,097
Cost of revenue
License	75	85	75	113
Support	—	339	—	624
Services	584	1,808	1,060	3,949
Amortization of acquired technology	—	398	—	796

Total cost of revenue	659	2,630	1,135	5,482

Gross profit	1,687	1,526	1,709	3,615
Operating expenses
Sales and marketing	3,526	1,861	7,135	3,940
Research and development	1,534	1,457	3,058	3,204
General and administrative	846	876	1,846	1,949
Restructuring and other, net	614	—	614	10
Depreciation and amortization	784	496	1,570	1,100

Total operating expenses	7,304	4,690	14,223	10,203

Operating loss	(5,617)	(3,164)	(12,514)	(6,588)
Minority interest in net loss of subsidiary	118	—	233	—
Other expense, net	(513)	(229)	(1,017)	(471)

Loss from continuing operations before income taxes	(6,012)	(3,393)	(13,298)	(7,059)
Income tax benefit (provision)	—	—	—	—

Loss from continuing operations	$(6,012)	$(3,393)	$(13,298)	$(7,059)

Discontinued operations
Income (loss) from operations of integration business	65	—	(1,045)	—
Income tax benefit	—	—	9	—
Gain from sale of integration business	113	—	14,517	—

Income from discontinued operations	178	—	13,481	—

Net income (loss)	$(5,834)	$(3,393)	$183	$(7,059)
Preferred stock dividends		(487)	—	(974)

Net income (loss) attributable to common shareholders	$(5,834)	$(3,880)	$183	$(8,033)

Basic and diluted net income (loss) per share
Continuing operations	$(122.99)	$(0.66)	$(272.05)	$(1.36)
Discontinued operations	3.65	—	275.80	—

Basic and diluted net income (loss) per share	$(119.34)	$(0.66)	$3.74	$(1.36)

Weighted average shares	48,885	5,893,654	48,880	5,893,654

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended June 30, 2002 and 2003 (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2003
	(Unaudited)
Cash flow used by operating activities
Net income (loss)	$183	$(7,059)
Adjustments to reconcile net income (loss) to cash flow used by operating activities
Minority interest	(233)	—
Depreciation and amortization	1,850	1,896
Gain on sale of integration business	(14,517)	—
Expenses related to equity issuances	519	—
Bad debt expense	302	(121)
Changes in assets and liabilities
Accounts receivable	138	3,934
Other receivables	108	244
Prepaid expenses and other current assets	(831)	7
Accounts payable	(169)	(2,443)
Accrued expenses	448	(2,718)
Deferred revenue	(141)	(2,623)
Other	(301)	(723)

Net cash used by operating activities	(12,644)	(9,606)
Cash flow provided (used) by investing activities
Capital expenditures	(116)	(8)
Cash received related to acquisitions/dispositions, net	9,724	—

Net cash provided (used) by investing activities	9,608	(8)
Cash flow provided (used) by financing activities
Repayment of debt	(2,250)	—
Repayment under capital leases	(336)	(473)
Issuance of capital stock, net	4,995	—

Net cash provided (used) by financing activities	2,409	(473)
Effect of exchange rate on cash flows	(611)	(40)

Net decrease in cash	(1,238)	(10,127)
Cash at beginning of period	7,345	15,152

Cash at end of period	$6,107	$5,025

Supplemental cash flow information
Cash paid for interest	$163	$422
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the six months ended June 30, 2002 and 2003 (Unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Principles of consolidation

The balance sheets as of December 31, 2002 and June 30, 2003 and the statements of operations for the three and six months ended June 30, 2002 and 2003 and the statements of cash flows for the six months ended June 30, 2002 and 2003 are consolidated and consist solely of the financial statements of Viewlocity, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in consolidation.

Goodwill and other intangible assets

We adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. As such, goodwill is no longer amortized. Other intangible assets are amortized on a straight-line basis over the useful life of the asset, which is the period the asset is expected to contribute directly or indirectly to future cash flows. Other intangibles include customer relationships and acquired technology. The lives established for our intangible assets are based on many factors, and are subject to change because of the nature of our operations. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. As a result of our current financial condition, we are currently evaluating the impact on our goodwill and intangible assets based upon the strategic alternatives that we are pursuing, including potential alternative sources of capital, business combination transactions and asset sale transactions (see Note 4). Upon our board making a strategic decision about these matters or upon the consummation of any such transaction, an impairment charge could be required.

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

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the six months ended June 30, 2002 and 2003 (Unaudited)

We expensed stock compensation cost of $0.1 million for the three months ended June 30, 2002 and $0.2 million for the six months ended June 30, 2002. There was no stock compensation cost for the three months or the six months ended June 30, 2003. Additionally, had we determined compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income or loss would have been as follows:

	Three Months Ended March 31,		Six Months Ended June 30,
	2002	2003	2002	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss) attributable to common shareholders as reported	$(5,834)	$(3,880)	$183	$(8,033)
Deduct total stock-based employee compensation expense determined under fair-value based method	(475)	—	(950)	—

Pro forma net income (loss)	$(6,309)	$(3,880)	$(767)	$(8,033)
Basic and diluted net income (loss) per share
As reported	$(119.34)	$(0.66)	$3.74	$(1.36)
Pro forma	$(129.06)	$(0.66)	$(15.69)	$(1.36)

Basic and diluted net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing net income (loss) per share because they are anti-dilutive.

Our historical net income (loss) per share for the three and six months ended June 30, 2002 reflects the equivalent number of shares received prior to the effective date of the Merger. The number of equivalent shares has been calculated based on the ratio of each share of our common stock issued in the Merger in exchange for each share of Viewlocity Delaware series F preferred stock outstanding. This ratio was applied to all Viewlocity Delaware common shares outstanding prior to the effective date of the Merger. These shares were cancelled in connection with the Merger. This ratio was not applied to all Viewlocity Delaware preferred shares outstanding prior to the Merger since these shares are anti-dilutive.

The effect of stock options has been excluded from the calculation of the diluted net income (loss) per share because they are anti-dilutive. Convertible preferred shares have been excluded from the calculation of the diluted net income (loss) per share because these securities are anti-dilutive. There were 313,816,681 and 11,132,828 shares of convertible preferred stock outstanding as of June 30, 2002 and 2003, respectively.

Discontinued Operations

The historical results of operations for our integration business have been reclassified and presented as discontinued operations in the consolidated statements of operations to conform with the effects of the sale of our integration business during 2002.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. We adopted this statement on January 1, 2003 and the effect of adopting this statement did not have a material impact on our results of operations, financial position, or cash flows.

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the six months ended June 30, 2002 and 2003 (Unaudited)

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to an exit plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. We adopted the provisions of this statement on January 1, 2003 and the effect of adopting this statement did not have a material impact on the results of operations, our financial position, or cash flows.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We do not have any financial instruments that would apply to this statement at June 30, 2003. We will apply the requirements of this statement in future periods when applicable.

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the six months ended June 30, 2002 and 2003 (Unaudited)

2.	Restructuring and other, net

Restructuring charges and other credits for the three and six months ended June 30, 2002 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	( in thousands)		( in thousands)
Severance	$—	$330	$—	$598
Facility and related charges and credits	—	(330)	—	(588)

Total restructuring and other, net	$—	$—	$—	$10

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

In the quarter ended June 30, 2003, we continued to reduce our cost structure with revenue and reduced our workforce by an additional 10 employees. In connection with this reduction in force, we incurred $0.3 million in severance and related costs for the three months ended June 30, 2003. We have incurred a total of $0.6 million in severance and related costs for the six months ended June 30, 2003. During the quarter ending September 30, 2003, we intend to continue to downsize our workforce as we continue to properly size our expenses with expected revenues.

On March 5, 2003 we entered into a sublease agreement to sublease approximately 8,426 square feet of the former Synquest headquarters office space. The sublease agreement began on April 1, 2003 and continues through December 31, 2005. On May 30 and June 30, 2003, we entered into two additional agreements to sublease the remaining 15,719 square feet of the former Synquest headquarters office space. The sublease agreements begin on July 1, 2003 and continue through December 30, 2005. On March 14, 2003, we also terminated our lease agreement for previously abandoned office space in Atlanta, Georgia which consisted of approximately 11,788 square feet. The sublease agreements and the lease termination reduced our restructuring liability and we recorded a reduction to our restructuring expense of $0.6 million for the six months ended June 30, 2003.

During the three months ended June 30, 2002, we implemented plans to realign our organization and reduce operating costs. During the three months ended June 30, 2002, we reduced our headcount and incurred $0.6 million in severance and related expenses resulting in a headcount reduction of 25 employees, consisting of management, development, sales and administrative employees. Substantially all severance costs were paid during the year.

As of June 30, 2003, $1.4 million of restructuring costs remained in accrued liabilities, $0.4 million of which is long-term. Of the $1.4 million, $0.6 million related to severance costs which are expected to be paid in the third quarter of 2003. The remaining $0.8 million relate to leased facility termination costs to be paid through 2005.

3.	Major Customers and Segment Information

We sell our software and services to a variety of customers. For the three and six months ended June 30, 2002 and 2003, five customers each accounted for 10% or more of our total revenue. The percentage of sales to significant customers for the period reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Customer A	17%	*	20%		*
Customer B	54%	*	49%		*
Customer C	17%	*	14%		*
Customer D	*	10%	*		*
Customer E	*	19%	*	11%

*	Less than 10%

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the six months ended June 30, 2002 and 2003 (Unaudited)

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” defines operating segments as components of an enterprise about which separate financial data are available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in accessing performance. Our chief operating decision-maker, for this purpose, is our chief executive officer who acts with the support of other executive officers and vice presidents. For the three and six months ended June 30, 2002 and 2003 we had one operating segment that provides adaptive supply chain management software and services to enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the U.S. Areas of operation outside the U.S. include Europe and Asia-Pacific. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.

	U.S.	Europe	Asia-Pacific	Elimination	Total
	(in thousands)
Three months ended June 30, 2002
Revenue from external customers	$1,886	$28	$432	$—	$2,346
Total assets	46,402	1,067	5,412	(31,936)	20,945
Long-lived assets	8,119	162	515		8,796
Three months ended June 30, 2003
Revenue from external customers	$2,296	$785	$1,075	$—	$4,156
Total assets	47,616	1,499	133	(21,734)	27,514
Long-lived assets	17,496	59	73	—	17,628
Six months ended June 30, 2002
Revenue from external customers	$2,252	$28	$564	$—	$2,844
Total assets	46,402	1,067	5,412	(31,936)	20,945
Long-lived assets	8,119	162	515		8,796
Six months ended June 30, 2003
Revenue from external customers	$5,859	$1,770	$1,468	$—	$9,097
Total assets	47,616	1,499	133	(21,734)	27,514
Long-lived assets	17,496	59	73	—	17,628

4.	Recent Developments

Historically, we have financed our operations and capital expenditures primarily through the private placement of shares of convertible preferred stock and, to a lesser extent, through borrowings. We continued to experience operating losses during the six months ended June 30, 2003, and had a net decrease in cash of $10.1 million during the six month period. At June 30, 2003, we had cash and cash equivalents of $5.0 million compared to cash and cash equivalents of $15.2 million at January 1, 2003. At June 30, 2003, we had short-term debt of $3.0 million, comprised of $1.5 million outstanding under our line of credit with Silicon Valley Bank (the “SVB Line”) and $1.5 million outstanding under an unsecured note payable to entities affiliated with Westbridge Ventures (“WBV”) that is due and payable on August 15, 2003 (the “WBV Short-term Note”).

The SVB Line is secured by substantially all of our assets, including our cash and cash equivalents. We currently are in default under the SVB Line as a result of our failure to satisfy certain financial covenants as of June 30, 2003 and July 31, 2003. By letter dated August 1, 2003, Silicon Valley Bank gave notice of default and exercised its right to increase the interest rate payable on the SVB Line by 5% per annum so that, as of August 1, 2003, the interest rate on the line of credit was increased to Silicon Valley Bank’s most recent prime rate, plus 6.0% per annum. The default related to our failure to comply with (i) a covenant that requires us to maintain a ratio of at least 1.50 to 1.00 for the period ending July 31, 2003 of (x) the aggregate of our consolidated, unrestricted cash, cash equivalents, net billed accounts receivable and investments with maturities of fewer than 12 months determined according to generally accepted accounting principles, compared to (y) the aggregate amount of our liabilities that mature within one year (other than certain debt that is subordinate to the SVB Line) and (ii) a covenant that requires us to maintain a minimum tangible net worth of $1.0 million through September 30, 2003. If an event of default,

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the six months ended June 30, 2002 and 2003 (Unaudited)

including those detailed in the notice of default, occurs under the SVB Line and we do not attempt to cure the default within ten days after it occurs, or if the default is not cured within an additional 30 days, then SVB has certain rights and remedies. These rights and remedies include, but are not limited to, the right to demand immediate payment of all of our outstanding obligations under the SVB Line, to stop advancing us money or extending credit for our benefit and to dispose of the collateral that secures the SVB Line. Silicon Valley Bank has notified us that it will not extend any further credit for our benefit or advance us any further money under the SVB Line. In July 2003 we repaid $0.4 million of the amount owed under the SVB Line. As of August 14, 2003, the outstanding balance due under the SVB Line is $1.1 million. If Silicon Valley Bank demands that we pay all or a portion of the amounts outstanding under the SVB Line, such demand will have a material adverse impact on our ability to continue as a going concern.

As noted above, the WBV Short-Term Note is due and payable on August 15, 2003. We have not paid, and do not have sufficient funds to pay, the amounts payable under the note when it comes due. As a result, we will be in default under the WBV Short-Term Note if WBV does not extend the due date of the note. We are in discussions with WBV regarding this debt and have asked that WBV restructure the indebtedness. No assurance can be given that WBV will agree to extend the maturity date or otherwise modify the terms of the WBV Short-Term Note. If WBV demands payment on the WBV Short-Term Note, such demand will have a material adverse impact on our ability to continue as a going concern.

As of June 30, 2003, we had $6.5 million in long-term unsecured notes payable to WBV (the “WBV Long-Term Notes”). Our default under the SVB Line resulted in a cross default under the WBV Long-Term Notes. Upon the occurrence of certain events of default under the WBV Long-Term Notes, including a cross default, the holders of a majority of the WBV Long-Term Notes may at any time at their option, by notice or notices to us, declare all of the WBV Long-Term Notes then outstanding to be immediately due and payable. We are in discussions with WBV regarding this debt and have asked that WBV restructure the indebtedness. No assurance can be given that WBV will agree to modify the terms of the WBV Long-Term Notes. If WBV demands payment on the WBV Long-Term Notes, such demand will have a material adverse impact on our ability to continue as a going concern.

As of June 30, 2003, we had approximately $1.0 million in capital lease obligations payable to CommVest LLC (the “CommVest Obligations”). The CommVest Obligations are represented by a master lease agreement for the lease of office and computer equipment. Our default under the SVB Line resulted in a cross default under the CommVest Obligations. Upon the occurrence of an event of default, CommVest may declare the lease to be in default. While CommVest has not declared a default, if it chooses to do so, it will have certain remedies. These remedies include the right to enter our premises and take possession of all of the office and computer equipment that we leased under the master lease agreement, demand immediate repayment of any unpaid rent on the equipment, and charge us for liquidated damages. We have provided written notice to CommVest of the default under the SVB Line and are in discussions with CommVest regarding our obligations. No assurance can be given that CommVest will not exercise its remedies or demand immediate repayment of all amounts due. If CommVest repossesses the equipment or demands payment of all amounts due, such actions will have a material adverse impact on our ability to continue as a going concern.

During the six months ended June 30, 2003, the economic market remained challenging and sales cycles have been longer than we anticipated. We have made progress in the six months ended June 30, 2003 to reduce our cash burn by reducing our work force and other significant cost reductions. During the first six months of 2003, we reduced our workforce by 42 employees. Between July 1, 2003 and August 14, 2003 we have further reduced our workforce by an additional 12 employees. Further reductions in our workforce are expected as we continue to properly size our expenses with expected revenues. Additionally, we closed our offices in New York and Pennsylvania and have been successful in terminating leases or subleasing vacant office space since January 1, 2003.

Although we intend to carefully manage our use of cash and attempt to increase revenues, we will need to restructure our existing debt and raise additional debt or equity capital in the current quarter in order to meet our financial obligations and fund our ongoing operations. Currently, we do not have sufficient capital to meet our financial obligations and fund our operations through the quarter ended September 30, 2003. We also are considering strategic alternatives, including the possible sale of the company or substantially all of its assets. We are engaged in discussions with potential acquirors; however, those discussions to date have not progressed to any definitive agreements and no assurances can be given that they will lead to a definitive agreement or the closing of a transaction. Further, based upon our discussions with third party acquirors, it is possible that any such transaction with a third party acquiror would result in little or no consideration to the holders of our common stock and

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the six months ended June 30, 2002 and 2003 (Unaudited)

Series A preferred stock due to our significant level of outstanding debt and other liabilities. As a result of our financial condition, we are currently evaluating the impact on our goodwill and intangible assets based upon the strategic alternatives that we are pursuing, including potential alternative sources of capital, business combination transactions and asset sale transactions. Upon the consummation of any such transaction or lack thereof, an impairment charge could be required.

There can be no assurance that any other strategic alternatives will be available, or, if available, will be on terms acceptable to us, our debtholders, or our shareholders. Failure to substantially increase revenue and/or obtain additional capital or consummate other strategic alternatives will have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern. Our unaudited consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current intent, belief or expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “seeks,” “estimates”, and similar expressions or variations of these words are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current intent, belief or expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those anticipated. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission (“SEC”). You should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Developments

Defaults on Outstanding Debt. We are currently in default under the SVB Line as a result of our failure to satisfy certain financial covenants as of June 30, 2003 and July 31, 2003. Our default under the SVB Line resulted in a cross default under the WBV Long-Term Notes and the CommVest Obligations. In addition, the WBV Short-Term Note is due and payable on August 15, 2003. We have not paid, and do not have sufficient funds to pay, the amounts payable under the note when it comes due. As a result, we will be in default under the WBV Short-Term Note if WBV does not extend the due date of the note. The foregoing defaults are discussed in greater detail under “Liquidity and Capital Resources”.

Pursuit of Strategic Alternatives. We will need to restructure our existing debt and raise additional debt or equity capital in the current quarter in order to meet our financial obligations and fund our ongoing operations. Currently, we do not have sufficient capital to meet our financial obligations and fund our operations through the quarter ended September 30, 2003. We are considering strategic alternatives, including the possible sale of the company or substantially all of its assets. We are engaged in discussions with potential investors and acquirors; however, those discussions to date have not progressed to any definitive agreements and no assurances can be given that they will lead to a definitive agreement or the closing of a transaction. Further, based upon our discussions with third party acquirors, it is probable that any such transaction with a third party acquiror would result in little or no consideration to the holders of our common stock and Series A preferred stock due to our significant level of outstanding debt and other liabilities. For additional information on these recent developments, see “Liquidity and Capital Resources”.

Critical Accounting Policies and Use of Estimates

The following management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. The most significant estimates used in these financial statements include the valuation of equity instruments, lives of property and equipment, allocation of purchase consideration, valuation of goodwill, valuation and lives of intangible assets, valuation allowance on deferred taxes, and the allowance for doubtful accounts receivable. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. We believe the following critical accounting policies affect the most significant areas involving management’s judgments and estimates. In addition, please refer to the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue Recognition. Our revenue is generated primarily by licensing our software systems and providing support and professional services for those systems. We account for our revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition in Financial Statements” and Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, as amended by SOP 98-4 and SOP 98-9. SAB 101 and SOP 97-2, as amended, provide guidance on applying generally accepted accounting principles in recognizing revenue.

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

Goodwill and Other Intangible Assets. We adopted SFAS 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. As such, goodwill is no longer amortized. Other intangible assets are amortized on a straight-line basis over the useful life of the asset, which is the period the asset is expected to contribute directly or indirectly to future cash flows. Other intangibles include customer relationships and acquired technology. The lives established for our intangible assets are based on many factors, and are subject to change because of the nature of our operations. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. A range of two to seven years has been used for amortization of specific intangible assets.

Impairment of Long-Lived Assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that more likely than not reduce the fair value of the goodwill below its carrying value. Goodwill is impaired when its carrying value exceeds its fair value. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” other long-lived assets, which include other intangible assets, will be reviewed for impairment when factors indicate that a potential impairment may have occurred. Impairment occurs when the carrying amount of an asset exceeds its undiscounted cash flow recoverability. Impairment is then measured by comparing the carrying amount of the asset to its fair value, and we recognize an impairment loss equal to the excess above the fair value. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes the new accounting basis. As a result of our financial condition, we are currently evaluating the impact on our goodwill and intangible assets based upon the strategic alternatives that we are pursuing, including potential alternative sources of capital, business combination transactions and asset sale transactions. Upon our board making a strategic decision about these matters or upon the consummation of any such transaction, an impairment charge could be required.

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

Results of Operations

The following table sets forth selected statements of operations data expressed as a percentage of our total revenue for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenue
License	70.3%	27.2%	60.2%	23.9%
Support	8.9	32.5	11.4	31.8
Services	20.8	40.3	28.4	44.3

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
License	3.2	2.0	2.6	1.2
Support	—	8.2	—	6.9
Services	24.9	43.5	37.3	43.4
Amortization of acquired technology	—	9.6	—	8.8
Total cost of revenue	28.1	63.3	39.9	60.3

Gross profit	71.9	36.7	60.1	39.7
Operating expenses
Sales and marketing	150.3	44.8	250.9	43.3
Research and development	65.4	35.1	107.5	35.2
General and administrative	36.1	21.1	64.9	21.4
Restructuring and other, net	26.2	—	21.6	0.1
Depreciation and amortization	33.4	11.9	55.2	12.1
Total operating expenses	311.4	112.9	500.1	112.1

Operating loss	(239.5)	(76.2)	(440.0)	(72.4)
Minority interest in net loss of subsidiary	5.0	—	8.2	—
Other expense, net	(21.9)	(5.5)	(35.8)	(5.2)
Loss from continuing operations before income taxes	(256.4)	(81.7)	(467.6)	(77.6)
Income tax benefit (provision)	—	—	—	—

Loss from continuing operations	(256.4)	(81.7)	(467.6)	(77.6)

Discontinued operations
Income (loss) from operations of integration business	2.8	—	(36.7)	—
Income tax benefit	—	—	0.3	—
Gain from sale of integration business	4.8	—	510.4	—
Income from discontinued operations	7.6	—	474.0	—

Net income (loss)	(248.8)%	(81.7)%	6.4%	(77.6)%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Pursuant to an Agreement and Plan of Merger dated August 30, 2002, we consummated our merger (the “Merger”) with Viewlocity, Inc., a Delaware Corporation (“Viewlocity Delaware”) on November 15, 2002. In the Merger, Viewlocity Delaware was merged with and into Synquest, Inc. (“SynQuest”). The Merger was accounted for as a “reverse acquisition” for accounting purposes. As a result, Viewlocity Delaware is treated as the acquiror for accounting purposes, and Viewlocity Delaware’s historical results of operations have become those of the combined company. Synquest’s results of operations have been included with Viewlocity Delaware’s beginning on November 15, 2002, the effective date of the Merger. Synquest’s operations were included with Viewlocity Delaware’s for the three and six months ended June 30, 2003 but not for the three and six months ended June 30, 2002. This results in significant differences in the comparison between the three and six months ended June 30, 2003 and the three and six months ended June 30, 2002.

License Revenue. Revenue from software license fees decreased 31.5% to $1.1 million in the three months ended June 30, 2003 from $1.7 million in the same period in 2002. During the three months ended June 30, 2002, revenue from a single customer represented the majority of the license revenue. We derived our revenue from two smaller deals in the three months ended June 30, 2003. As a percentage of total revenue, revenue from software license fees decreased to 27.2% in the three months ended June 30, 2003 from 70.3% in the same period in 2002.

Support Revenue. Revenue from support and maintenance contracts increased 549.0% to $1.3 million in the three months ended June 30, 2003 from $0.2 million in the same period in 2002, an increase of $1.1 million. Approximately $1.0 million of this increase was related to support contracts acquired as part of the Merger. The remainder of the increase in support revenue was due to an increase in our customer base, which resulted in an increase in both the dollar amount and number of support and maintenance contracts. As a percentage of total revenue, revenue from support increased to 32.5% in the three months ended June 30, 2003 from 8.9% in the same period in 2002.

Services Revenue. Revenue from professional services increased 243.2% to $1.7 million in three months ended June 30, 2003 from $0.5 million in the same period in 2002, an increase of $1.2 million. Approximately $0.9 million of this increase related to Synquest’s customers that we acquired in the Merger. The remaining increase in revenue from services resulted from new customers as our customer base has grown, which resulted in an increase in both the dollar amount and number of service agreements. As a percentage of total revenue, revenue from services increased to 40.3% in the three months ended June 30, 2003 from 20.8% in the same period in 2002.

Cost of License Revenue. Cost of license revenue was not material for the three months ended June 30, 2003 and 2002. As a percentage of license revenue, cost of license revenue decreased to 2.0% in the three months ended June 30, 2003 from 3.2% in the same period in 2002.

Cost of Support Revenue. There was no cost of support revenue in the three months ended June 30, 2002. Cost of support increased to $0.3 million in the three months ended June 30, 2003. In the third quarter of 2002, we began increasing our support staff to accommodate our increase in support and maintenance contracts and in connection with the Synquest customers acquired in the Merger. As a percentage of support revenue, cost of support was 25.2% in the three months ended June 30, 2003.

Cost of Services Revenue. Cost of services revenue increased 209.6% to $1.8 million in the three months ended June 30, 2003 from $0.6 million in the same period in 2002, an increase of $1.2 million. As a percentage of services revenue, the cost of services decreased to 108.0% in the three months ended June 30, 2003 from 119.7% in the same period in 2002. During the three months ended June 30, 2002, we generated negative margins from our professional services. For the three months ended June 30, 2002, our hiring of services personnel was performed in advance of having significant customers so that we would have properly trained services personnel as our products gained market acceptance and our customers required professional services. We also generated negative margins during the three months ended June 30, 2003 due to a decrease in utilization of our services personnel in the latter portion of the quarter. Subsequent to June 30, 2003, we responded to the lower utilization by reducing headcount and costs to align them with the decrease in utilization. We are continuing to align our cost of services with the revenues to generate positive margins; however, we can not predict if we will attain positive margins relating to services in the future due to the many uncertainties.

Amortization of Acquired Technology. We recorded amortization of acquired technology of $0.4 million in the three months ended June 30, 2003 in connection with the Merger. The Merger provided total intangible assets of $14.6 million, of which $5.0 million was allocated to acquired technology. We intend to license and generate revenue from the acquired technology; therefore, we are recording the related amortization expense as a cost of revenue. We are amortizing the acquired technology over their estimated useful lives ranging from two to four years. The weighted average amortization period for the acquired technology is 3.2 years. As a result of our financial condition, we are currently evaluating the impact on our intangible assets, including our acquired technology, based upon the strategic alternatives that we are pursuing, including potential alternative sources of capital, business combination transactions and asset sale transactions. Upon the consummation of any such transactions, an impairment charge could be required.

Sales and Marketing. Sales and marketing expenses decreased 47.2% to $1.9 million in the three months ended June 30, 2003, from $3.5 million in the same period in 2002, a decrease of $1.6 million. The decrease was primarily due to a reduction in sales and marketing personnel, as well as tighter controls over discretionary spending, particularly marketing and promotional spending. As a percentage of total revenue, these costs decreased to 44.8% in the three months ended June 30, 2003 from 150.3% in the three months ended June 30, 2002.

Research and Development. Research and development expenses decreased 5.0% to $1.4 million in the three months ended June 30, 2003 from $1.5 million in the same period in 2002, a decrease of $0.1 million. The decrease is primarily due to a decrease in headcount and a reduction in variable compensation from the prior year, offset by an increase in costs associated with increased use of third-party consultants. As a percentage of total revenue, research and development expenses decreased to 35.1% in the three months ended June 30, 2003 from 65.4% in the same period in 2002.

General and Administrative. There was no material change in general and administrative expenses for the three months ended June 30, 2003 from the same period in 2002. During the three months ended June 30, 2003, our general and administrative expenses increased by $0.1 million due to an increase in legal fees, insurance premiums, and filing fees associated with being a public company, offset by a credit to general and administrative expenses of $0.1 million due to settlement of a legal dispute in the three months ended June 30, 2003. As a percentage of total revenue, these costs decreased to 21.1% in the three months ended June 30, 2003 from 36.1% in the same period in 2002.

Restructuring and other, net. The net restructuring charges for the three months ended June 30, 2003 was not material. In the quarter ended June 30, 2003, we continued to reduce our cost structure and reduced our workforce by an additional 10 employees. In connection with this reduction in force, we incurred $0.3 million in severance and related costs for the three months ended June 30, 2003. This amount was offset by the sublease of Synquest’s former headquarters office space resulting in a reduction to restructuring expense of $0.3 million. During the three months ended June 30, 2002, we implemented plans to realign our organization and reduce operating costs. During the three months ended June 30, 2002, we reduced our headcount and incurred $0.6 million in severance and related expenses resulting in a headcount reduction of 25 employees, consisting of management, development, sales and administrative employees.

Depreciation and Amortization. Depreciation and amortization decreased 36.7% to $0.5 million in three months ended June 30, 2003 from $0.8 million in the same period in 2002, a decrease of $0.3 million. Amortization expense decreased by $0.3 million because of the abandonment of certain acquired technology that we acquired in the acquisition of Electron Economy in 2001. During the third quarter of 2002, we decided to no longer develop or utilize the technology we acquired in the acquisition of Electron Economy and therefore abandoned these product lines. This decrease was partially offset by an increase of $0.1 million relating to the amortization of Synquest’s customer lists acquired in the Merger. The Merger provided total intangible assets of $14.6 million, of which $3.4 million was allocated to customer lists resulting in amortization expense of $0.1 million in the three months ended June 30, 2003. Depreciation expensed decreased by approximately $0.1 million for the three months ended June 30, 2003 as compared to the same period in 2002. As a percentage of total revenue, depreciation and amortization decreased to 112.9% in the three months ended June 30, 2003 from 311.4% in the same period in 2002.

Operating Expenses and Operating Loss. As a result of the above factors, our operating expenses decreased to $4.7 million in the three months ended June 30, 2003, from $7.3 million in the same period in 2002 and our operating loss decreased to $3.2 million in the three months ended June 30, 2003 from $5.6 million in the same period in 2002.

Other Expense, net. Other expense is primarily composed of the net of interest income, interest expense and foreign currency gains and losses. Other expense decreased by 55.4% to $0.2 million in the three months ended June 30, 2003 from $0.5 million in the same period in 2002, a decrease of $0.3 million. The decrease was primarily due to a decrease in interest expense. $0.2 million of this decrease relates to warrants to acquire our capital stock that were cancelled during 2002 in connection with the Merger. Prior to the canceling of these warrants, we amortized the warrants to interest expense. The remaining decrease of $0.1 million in interest expense is due to a reduction in our long-term debt from June 30, 2002 to June 30, 2003.

Income Taxes. In the three months ended June 30, 2002 and 2003, there were no provisions for income taxes.

Discontinued Operations. In the three months ended June 30, 2002, we reported income from operations of our integration business of $0.1 million and a gain on sale of the discontinued operations of $0.1 million. This resulted in overall income from discontinued operations of $0.2 million in the three months ended June 30, 2002. The discontinued operations are comprised of the integration business that we sold in 2002.

Net Income (Loss). As a result of the above factors, our net loss decreased to $3.4 million in the three months ended June 30, 2003 compared to net loss of $5.8 million in the same period in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

License Revenue. Revenue from software license fees increased 27.1% to $2.2 million in the six months ended June 30, 2003 from $1.7 million in the same period in 2002. During the six months ended June 30, 2003, we recognized revenue from six license agreements as compared to four license agreements in the same period in 2002. As a percentage of total revenue, revenue from software license fees decreased to 23.9% in the six months ended June 30, 2003 from 60.2% in the same period in 2002.

Support Revenue. Revenue from support and maintenance contracts increased 794.7% to $2.9 million in the six months ended June 30, 2003 from $0.3 million in the same period in 2002, an increase of $2.6 million. Approximately $2.3 million of this increase was related to support contracts acquired as part of the Merger. The remainder of the increase in support revenue was due to an increase in our customer base, which resulted in an increase in both the dollar amount and number of support and maintenance contracts. As a percentage of total revenue, revenue from support increased to 31.8% in the six months ended June 30, 2003 from 11.4% in the same period in 2002.

Services Revenue. Revenue from professional services increased 398.8% to $4.0 million in the six months ended June 30, 2003 from $0.8 million in the same period in 2002, an increase of $3.2 million. Approximately $2.4 million of this increase related to Synquest’s customers that we acquired in the Merger. The remaining increase in revenue from services resulted from new customers as our customer base has grown, which resulted in an increase in both the dollar amount and number of service agreements. As a percentage of total revenue, revenue from services increased to 44.3% in the six months ended June 30, 2003 from 28.4% in the same period in 2002.

Cost of License Revenue. Cost of license revenue was consistent at $0.1 million for the six months ended June 30, 2003 and 2002. As a percentage of license revenue, cost of license revenue decreased to 1.2% in the six months ended June 30, 2003 from 2.6% in the same period in 2002.

Cost of Support Revenue. There was no cost of support revenue in the six months ended June 30, 2002. Cost of support increased to $0.6 million in the six months ended June 30, 2003. In the third quarter of 2002, we began increasing our support staff to accommodate our increase in support and maintenance contracts and in connection with the Synquest customers acquired in the Merger. As a percentage of support revenue, cost of support was 21.6% in the six months ended June 30, 2003.

Cost of Services Revenue. Cost of services revenue increased 272.5% to $3.9 million in the six months ended June 30, 2003 from $1.0 million in the same period in 2002, an increase of $2.9 million. As a percentage of services revenue, the cost of services decreased to 98.0% in the six months ended June 30, 2003 from 131.2% in the same period in 2002. During the six months ended June 30, 2002, we generated negative margins from our professional services. For the six months ended June 30, 2002, our hiring of services personnel was performed in advance of having significant customers so that we would have properly trained services personnel as our products gained market acceptance and our customers required professional services. We broke even on services during the six months ended June 30, 2003, however, we experienced a decrease in utilization of our services personnel in the latter portion of the quarter. Subsequent to June 30, 2003, we responded to the lower utilization by reducing headcount and costs to align them with the decrease in utilization. We are continuing to align our cost of services with the revenues to generate positive margins; however, we can not predict if we will attain positive margins relating to services in the future due to the many uncertainties.

Amortization of Acquired Technology. We recorded amortization of acquired technology of $0.8 million in the six months ended June 30, 2003 in connection with Synquest’s technology we acquired in the Merger. The Merger provided total intangible assets of $14.6 million, of which $5.0 million was allocated to acquired technology. We intend to license and generate revenue from the acquired technology; therefore, we are recording the related amortization expense as a cost of revenue. We are amortizing the acquired technology over its estimated useful lives ranging from two to four years. The weighted average amortization period for the acquired technology is 3.2 years. As a result of our financial condition, we are currently evaluating the impact on our intangible assets, including our acquired technology, based upon the strategic alternatives that we are pursuing, including potential alternative sources of capital, business combination transactions and asset sale transactions. Upon the consummation of any such transactions, an impairment charge could be required.

Sales and Marketing. Sales and marketing expenses decreased 44.8% to $3.9 million in the six months ended June 30, 2003, from $7.1 million in the same period in 2002, a decrease of $3.2 million. The decrease was primarily due to a reduction in sales and marketing personnel, as well as tighter controls over discretionary spending, particularly marketing and promotional spending. As a percentage of total revenue, these costs decreased to 43.3% in the six months ended June 30, 2003 from 250.9% in the six months ended June 30, 2002.

Research and Development. Research and development expenses increased 4.8% to $3.2 million in the six months ended June 30, 2003 from $3.1 million in the same period in 2002, an increase of $0.1 million. As a percentage of total revenue, research and development expenses decreased to 35.2% in the six months ended June 30, 2003 from 107.5% in the same period in 2002.

General and Administrative. General and administrative expenses increased 5.6% to $1.9 million in the six months ended June 30, 2003 from $1.8 million in the same period in 2002, an increase of $0.1 million. During the six months ended June 30, 2003, our general and administrative expenses increased by $0.2 million due to an increase in legal fees, insurance premiums, and filing fees associated with being a public company and an increase in our outside consultant fees, offset by a credit to general and administrative expenses of $0.1 million due to settlement of a legal dispute in the six months ended June 30, 2003. As a percentage of total revenue, these costs decreased to 21.4% in the six months ended June 30, 2003 from 64.9% in the same period in 2002.

Restructuring and other, net. Net restructuring expense was not material for the six months ended June 30, 2003, and restructuring expense was $0.6 million for the six months ended June 30, 2002. During the first quarter of 2003, in order to continue to decrease our costs we reduced our headcount and began the process of closing our office in Albany, New York, further consolidating our research and development operations in our Dallas, Texas office. In conjunction with this reduction in force, we incurred $0.3 million of severance and related costs resulting from a reduction in force of 17 development employees. In the quarter ended June 30, 2003, we continued to reduce our cost structure with revenue and reduced our workforce by an additional 10 employees. In connection with this reduction in force, we incurred $0.3 million in severance and related costs for the three months ended June 30, 2003. We have incurred a total of $0.6 million in severance and related costs for the six months ended June 30, 2003. On March 5, 2003 we entered into a sublease agreement to sublease approximately 8,426 square feet of the former Synquest headquarters office space. The sublease agreement began on April 1, 2003 and continues through December 31, 2005. On May 30 and June 30, 2003, we entered into two additional agreements to sublease the remaining 15,719 square feet of the former Synquest headquarters office space. The sublease agreements begin on July 1, 2003 and continue through December 30, 2005. On March 14, 2003, we also terminated our lease agreement for previously abandoned office space in Atlanta, Georgia which consisted of approximately 11,788 square feet. The sublease agreements and the lease termination reduced our restructuring liability and we recorded a reduction to our restructuring expense of $0.6 million for the six months ended June 30, 2003. During the six months ended June 30, 2002, we implemented plans to realign our organization and reduce operating costs. During the six months ended June 30, 2002, we reduced our headcount and incurred $0.6 million in severance and related expenses resulting in a headcount reduction of 25 employees, consisting of management, development, sales and administrative employees.

Depreciation and Amortization. Depreciation and amortization decreased 29.9% to $1.1 million in six months ended June 30, 2003 from $1.6 million in the same period in 2002, a decrease of $0.5 million. Amortization expense decreased by $0.6 million because of the abandonment of certain acquired technology that we acquired in the acquisition of Electron Economy in 2001. During the third quarter of 2002, we decided to no longer develop or utilize the technology we acquired in the acquisition of Electron Economy and therefore abandoned these product lines. This decrease was partially offset by an increase of $0.2 million relating to the amortization of Synquest’s customer lists acquired in the Merger. The Merger provided total intangible assets of $14.6 million, of which $3.4 million was allocated to customer lists resulting in amortization expense of $0.2 million in the six months ended June 30, 2003. Depreciation expensed decreased by approximately $0.1 million for the six months ended June 30, 2003 as compared to the same period in 2002. As a percentage of total revenue, depreciation and amortization decreased to 112.1% in the six months ended June 30, 2003 from 500.1% in the same period in 2002.

Operating Expenses and Operating Loss. As a result of the above factors, our operating expenses decreased to $10.2 million in the six months ended June 30, 2003, from $14.2 million in the same period in 2002 and our operating loss decreased to $6.6 million in the six months ended June 30, 2003 from $12.5 million in the same period in 2002.

Other Expense, net. Other expense is primarily composed of the net of interest income, interest expense and foreign currency gains and losses. Other expense decreased by 53.7% to $0.5 million in the six months ended June 30, 2003 from $1.0 million in the same period in 2002, a decrease of $0.5 million. The decrease was primarily due to a decrease in interest expense. $0.4 million of this decrease relates to warrants to acquire our capital stock that were cancelled during 2002 in connection with the Merger, which were being amortized to interest expense. The remaining decrease of $0.1 million in interest expense is due to a reduction in our long-term debt from June 30, 2002 to June 30, 2003.

Income Taxes. In the six months ended June 30, 2002 and 2003, there were no provisions for income taxes.

Discontinued Operations. In the six months ended June 30, 2002, we reported loss from operations of our integration business of $1.0 million and a gain on sale of the discontinued operations of $14.5 million. This resulted in overall income from discontinued operations of $13.5 million in the six months ended June 30, 2002. The discontinued operations are the results from our integration business that we sold in 2002.

Net Income (Loss). As a result of the above factors, our net loss increased to $7.1 million in the six months ended June 30, 2003 compared to net income of $0.2 million in the same period in 2002.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily through the private placement of shares of convertible preferred stock, to a lesser extent, through borrowings. We continued to experience operating losses during the six months ended June 30, 2003, and had a net decrease in cash of $10.1 million during the six month period. At June 30, 2003, we had cash and cash equivalents of $5.0 million compared to cash and cash equivalents of $15.2 million at January 1, 2003. At June 30, 2003, we had short-term debt of $3.0 million, comprised of $1.5 million outstanding under the SVB Line and $1.5 million outstanding under the WBV Short-term Note that is due and payable on August 15, 2003.

The SVB Line is secured by substantially all of our assets, including our cash and cash equivalents. We currently are in default under the SVB Line as a result of our failure to satisfy certain financial covenants as of June 30, 2003 and July 31, 2003. By letter dated August 1, 2003, Silicon Valley Bank gave notice of default and exercised its right to increase the interest rate payable on the SVB Line by 5% per annum so that, as of August 1, 2003, the interest rate on the line of credit was increased to Silicon Valley Bank’s most recent prime rate, plus 6.0% per annum. The default related to our failure to comply with (i) a covenant that requires us to maintain a ratio of at least 1.50 to 1.00 for the period ending July 31, 2003 of (x) the aggregate of our consolidated, unrestricted cash, cash equivalents, net billed accounts receivable and investments with maturities of fewer than 12 months determined according to generally accepted accounting principles, compared to (y) the aggregate amount of our liabilities that mature within one year (other than certain debt that is subordinate to the SVB Line) and (ii) a covenant that requires us to maintain a minimum tangible net worth of $1.0 million through September 20, 2003. If an event of default, including those detailed in the notice of default, occurs under the SVB Line and we do not attempt to cure the default within ten days after it occurs, or if the default is not cured within an additional 30 days, then SVB has certain rights and remedies. These rights and remedies include, but are not limited to, the right to demand immediate payment of all of our outstanding obligations under the SVB Line, to stop advancing us money or extending credit for our benefit and to dispose of the collateral that secures the SVB Line. Silicon Valley Bank has notified us that it will not extend any further credit for our benefit or advance us any further money. In July 2003 we repaid $0.4 million of the amount owed under the SVB Line and the remaining amount due as of August 14, 2003 is $1.1 million. If Silicon Valley Bank demands that we pay all or a portion of the amounts outstanding under the SVB Line, such demand will have a material adverse impact on our ability to continue as a going concern.

As noted above, the WBV Short-Term Note is due and payable on August 15, 2003. We have not paid, and do not have sufficient funds to pay, the amounts payable under the note when it comes due. As a result, we will be in default under the WBV Short-Term Note if WBV does not extend the due date of the note. We are in discussions with WBV regarding this debt and have asked that WBV restructure the indebtedness. No assurance can be given that WBV will agree to extend the maturity date or otherwise modify the terms of the WBV Short-Term Note. If WBV demands payment on the WBV Short-Term Note, such demand will have a material adverse impact on our ability to continue as a going concern.

As of June 30, 2003, we had $6.5 million payable to WBV under the WBV Long-Term Notes. Our default under the SVB Line resulted in a cross default under the WBV Long-Term Notes. Upon the occurrence of certain events of default under the WBV Long-Term Notes, including a cross default, the holders of a majority of the WBV Long-Term Notes may at any time at their option, by notice or notices to us, declare all of the WBV Long-Term Notes then outstanding to be immediately due and payable. We are in discussions with WBV regarding this debt and have asked that WBV restructure the indebtedness. No assurance can be given that WBV will agree to modify the terms of the WBV Long-Term Notes. If WBV demands payment on the WBV Long-Term Notes, such demand will have a material adverse impact on our ability to continue as a going concern.

As of June 30, 2003, we had approximately $1.0 million payable to CommVest LLC under the CommVest Obligations. The CommVest Obligations are represented by a master lease agreement for the lease of office and computer equipment. Our default under the SVB Line resulted in a cross default under the CommVest Obligations. Upon the occurrence of an event of default, CommVest may declare the lease to be in default. While CommVest has not declared a default, if it chooses to do so, it has certain remedies. These remedies include the right to enter our premises and take possession of all of the office and computer equipment that we leased under the master lease agreement, demand immediate repayment of any unpaid rent on the equipment, and charge us for liquidated damages. We have provided written notice to CommVest of the default under the SVB Line and are in discussions with CommVest regarding our obligations. No assurance can be given that CommVest will not exercise its remedies or demand immediate repayment of all amounts due. If CommVest repossesses the equipment or demands payment of all amounts due, such demands will have a material adverse impact on our ability to continue as a going concern.

During the six months ended June 30, 2003, the economic market remained challenging and sales cycles have been longer than we anticipated. We have made progress in the six months ended June 30, 2003 to reduce our cash burn by reducing our work force and other significant cost reductions. During the first six months of 2003, we reduced our workforce by 42 employees. Between July 1, 2003 and August 14, 2003, we have further reduced our workforce by an additional 12 employees. Further reductions in our workforce are expected as we continue to properly size our expenses with expected revenues. Additionally, we closed our offices in New York and Pennsylvania and have been successful in terminating leases or subleasing vacant office space since January 1, 2003.

Although we intend to carefully manage our use of cash and attempt to increase revenues, we will need to restructure our existing debt and raise additional debt or equity capital in the current quarter in order to meet our financial obligations and fund our ongoing operations. Currently, we do not have sufficient capital to meet our financial obligations and fund our operations through the quarter ended September 30, 2003. We are considering strategic alternatives, including the possible sale of the company and substantially all of its assets. We are engaged in discussions with potential investors and acquirors; however, those discussions to date have not progressed to any definitive agreements and no assurances can be given that they will lead to a definitive agreement or the closing of a transaction. Further, based upon our discussions with third party acquirors, it is probable that any such transaction with a third party acquiror would result in little or no consideration to the holders of our common stock and Series A preferred stock due to our significant level of outstanding debt and other liabilities.

There can be no assurance that any other strategic alternatives will be available, or, if available, will be on terms acceptable to us, our debtholders, or our shareholders. Failure to substantially increase revenue and/or obtain additional capital or consummate other strategic alternatives will have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern. Our unaudited consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

Cash used in our operating activities was $9.6 million for the six months ended June 30, 2003 compared to $12.6 million for the six months ended June 30, 2002. The cash used in operating activities in the six months ended June 30, 2003 resulted primarily from our net loss from continuing operations of $7.1 million and a net decrease in various working capital components. The cash used in operating activities in the six months ended June 30, 2002 resulted primarily from our net loss from continuing operations of $13.3 million.

Cash provided by our investing activities was approximately $9.6 million in the six months ended June 30, 2002. During the six months ended June 30, 2002, the cash provided by investing activities was primarily from the net cash received from the disposition of our integration business of $11.5 million offset by scheduled payments made in the six months ended June 30, 2002 regarding our previous acquisition of SC21 Pte. Ltd. of $1.8 million. Cash used by investing activities was not significant for the six months ended June 30, 2003.

Cash provided by our financing activities was approximately $2.4 million during the six months ended June 30, 2002 compared to cash used by financing activities of $0.5 million in the same period in 2003. During the six months ended June 30, 2002, approximately $5.0 million was provided from the issuance of Viewlocity Delaware preferred stock, offset by $0.3 million in payment of capital leases and $2.3 million of debt repayment. During the six months ended June 30, 2003, approximately $0.5 million was used in payment of capital leases.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. We adopted this statement on January 1, 2003 and the effect of adopting this statement did not have a material impact on our results of operations, financial position, or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We do not have any financial instruments that would apply to this statement at June 30, 2003. We will apply the requirements of this statement in future periods when applicable.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. Our exposure to market risk is related to changes in interest rates from our borrowing activities. A hypothetical 10% increase or decrease in interest rates related to our variable rate debt ($1.5 million outstanding as of June 30, 2003) would not have a material effect on our results of operations or balance sheet over the next 12 months.

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

Item 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures were effective, in all material aspects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

We are currently in default under the SVB Line as a result of our failure to satisfy certain financial covenants as of June 30, 2003 and July 31, 2003. Our default under the SVB Line resulted in a cross default under the WBV Long-Term Notes and the CommVest Obligations. In addition, the WBV Short-Term Note is due and payable on August 15, 2003. We have not paid, and do not have sufficient funds to pay, the amounts payable under the note when it comes due. As a result, we will be in default under the WBV Short-Term Note if WBV does not extend the due date of the note. The foregoing defaults are discussed in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” and such discussion is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2003 Annual Meeting of Shareholders on April 25, 2003 (the “Annual Meeting”). At the Annual Meeting, the shareholders voted on and approved each of the following proposals:

Proposal One: To elect William Geary, Scott Tobin, James Wilson, William Stuek and C. Jeffrey Simpson to our board of directors. These directors were elected by a plurality of the common stock and Series A Preferred stock voting together as a single class (with the Series A Preferred stock voting on an as-converted basis). The following list indicates the number of votes received by each of the nominees for election to our board of directors in Proposal One:

	For	Withheld
William Geary	13,472,727	8,953
Scott Tobin	13,472,697	3,915
James Wilson	13,477,765	9,248
William Stuek	13,472,432	3,910
C. Jeffrey Simpson	13,477,770	8,983

As a result, each nominee was elected as a director.

Proposal Two: To approve an amendment to our Third Amended and Restated Articles of Incorporation to modify the types of transactions that are covered under Article V, Section (c)(2)(b) of the Articles of Incorporation and to allow the holders of a majority of the outstanding Series A Preferred to waive the application of that provision in the future. This proposal required the approval of (i) a majority of the common stock and Series A Preferred stock voting together as a single class (with the Series A Preferred stock voting on an as-converted basis); (ii) a majority of the common stock voting as a separate class and (iii) a majority of the Series A Preferred stock voting as a separate class.

Proposal Two was approved by the holders of (i) 61.13 % of the outstanding shares of common stock entitled to vote at the annual meeting; (ii) 78.89% of the outstanding shares of Series A Preferred Stock entitled to vote at the annual meeting; and (iii) 72.74% of the outstanding shares of common stock and Series A Preferred stock entitled to vote at the annual meeting. Specifically, a total of 3,602,523 shares of common stock and 8,783,050 shares of Series A Preferred stock were listed in favor of the proposal, 5120 shares of common stock were voted against the proposal and 960 shares of common stock abstained from voting on the proposal. There were 1,090,027 broker non-votes on this proposal.

Proposal Three: To approve an amendment to our Third Amended and Restated Articles of Incorporation to allow our shareholders to act by majority written consent. This proposal required the approval of a majority of the common stock and Series A Preferred stock voting together as a single class (with the Series A Preferred stock voting on an as-converted basis). Proposal Three was approved by the holders of 79.72% of the outstanding shares of common stock and Series A Preferred stock entitled to vote at the annual meeting. Specifically, a total of 3,599,262 shares of common stock and 8,786,311 shares of Series A Preferred Stock were voted in favor of this proposal, 8,501 shares of common stock were voted against the proposal and 840 shares of common stock abstained from voting on the proposal. There were 1,090,027 broker non-votes on this proposal.

The total number of shares of our common stock and Series A Preferred Stock issued, outstanding and entitled to vote at the annual meeting was 17,026,482 shares, of which 79.18% shares of common stock and Series A Preferred stock were present at the meeting in person or by proxy.

Item 5. OTHER INFORMATION

On July 25, 2003, William Stuek resigned from his position as a director serving on our Board of Directors. Mr. Stuek did not resign because of a disagreement on any matter relating to our operations, policies or practices. On August 14, 2003 William Geary resigned from his position as a director serving on our Board of Directors. Mr. Geary did not resign because of a disagreement on any matter relating to our operations, policies or practices. These positions on the Board of Directors are currently vacant.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Viewlocity, Inc. (incorporated by reference to Exhibit 3.1 to Viewlocity, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003)

3.2	Second Amended and Restated Bylaws of Viewlocity, Inc.

4.1	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Viewlocity, Inc. (incorporated by reference to Exhibit 3.1 herein).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On May 8, 2003, we filed a current report of Form 8-K pursuant to Item 12 under Item 9, Regulation FD Disclosure, providing our expectations for our financial performance for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

VIEWLOCTIY, INC.

By:	/s/ C. Jeffrey Simpson
C. Jeffrey Simpson
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ L. Allen Plunk
L. Allen Plunk
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)