Form 10-Q
period 2003-09-30
VIEWLOCITY INC
filed 2003-11-13
CIK 1082397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2003, there were 5,893,654 shares of common stock, $.01 par value, outstanding.

VIEWLOCITY, INC.

PART I- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2002	September 30, 2003
		(Unaudited)
ASSETS
Cash and cash equivalents	$15,152	$1,164
Accounts receivable, net	6,689	2,725
Other receivables	464	188
Prepaid expenses and other current assets	539	647

Total current assets	22,844	4,724

Property and equipment, net	2,017	862
Goodwill	9,341	3,844
Other intangible assets, net	8,140	3,607
Other non-current assets	1,150	252

Total assets	$43,492	$13,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,045	$1,736
Short-term debt	3,014	2,619
Current portion of capital lease obligations	1,019	482
Current portion of restructuring reserve	1,897	602
Accrued expenses	4,293	1,633
Deferred revenue	5,239	2,679

Total current liabilities	19,507	9,751

Capital lease obligations, less current portion	433	340
Long-term debt	6,500	6,500
Restructuring reserve, less current portion	1,329	321
Other non-current liabilities	303	658

Total liabilities	28,072	17,570

Commitments and contingencies

Shareholders’ equity
Series A convertible preferred stock: $.01 par value; 13,200,000 shares authorized; 11,132,828 shares issued and outstanding at December 31, 2002 and September 30, 2003	25,858	25,858
Common stock: $.01 par value; 100,000,000 shares authorized; 5,893,654 shares issued and outstanding at December 31, 2002 and September 30, 2003	59	59
Additional paid in capital	175,378	175,378
Accumulated deficit	(185,523)	(205,168)
Accumulated other comprehensive loss	(352)	(408)

Total shareholders’ equity (deficit)	15,420	(4,281)

Total liabilities and shareholders’ equity	$43,492	$13,289

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and nine months ended September 30, 2002 and 2003 (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Revenue
License	$393	$64	$2,106	$2,241
Support	195	1,220	518	4,110
Services	679	952	1,487	4,982

Total revenue	1,267	2,236	4,111	11,333

Cost of revenue
License	34	6	109	119
Support	119	262	119	886
Services	783	1,137	1,843	5,086
Amortization of acquired technology	—	398	—	1,194

Total cost of revenue	936	1,803	2,071	7,285

Gross profit	331	433	2,040	4,048

Operating expenses
Sales and marketing	2,390	1,351	9,525	5,291
Research and development	1,381	869	4,439	4,073
General and administrative	665	1,079	2,511	3,028
Impairment	856	8,472	856	8,472
Restructuring	353	641	967	651
Depreciation and amortization	617	444	2,187	1,544

Total operating expenses	6,262	12,856	20,485	23,059

Operating loss	(5,931)	(12,423)	(18,445)	(19,011)

Minority interest in net loss of subsidiary	50	—	283	—

Other expense, net	(594)	(143)	(1,611)	(614)

Loss from continuing operations before income taxes	(6,475)	(12,566)	(19,773)	(19,625)

Income tax provision	(6)	(20)	(6)	(20)

Loss from continuing operations	$(6,481)	$(12,586)	$(19,779)	$(19,645)

Discontinued operations
Loss from operations of integration business	(206)	—	(1,251)	—
Income tax benefit	3	—	12	—
Gain from sale of integration business	3,680	—	18,197	—

Income from discontinued operations	3,477	—	16,958	—

Net loss	$(3,004)	$(12,586)	$(2,821)	$(19,645)

Preferred stock dividends	—	(487)	—	(1,461)

Net loss attributable to common shareholders	$(3,004)	$(13,073)	$(2,821)	$(21,106)

Basic and diluted net loss per share
Continuing operations	$(132.56)	$(2.22)	$(404.60)	$(3.58)
Discontinued operations	71.12	—	346.90	—

Basic and diluted net loss per share	$(61.44)	$(2.22)	$(57.70)	$(3.58)

Weighted average shares	48,896	5,893,654	48,885	5,893,654

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2002 and 2003 (Unaudited)

(in thousands)

	Nine Month Ended September 30,
	2002	2003
	(Unaudited)
Cash flow used by operating activities
Net loss	$(2,821)	$(19,645)
Adjustments to reconcile net income (loss) to cash flow used by operating activities
Minority interest	(283)	—
Depreciation and amortization	2,518	2,738
Gain on sale of integration business	(18,197)	—
Expenses related to equity issuances	753	—
Debt restructuring	—	(107)
Impairment charges	856	8,472
Bad debt expense	356	(121)
Changes in assets and liabilities
Accounts receivable	(350)	4,085
Other receivables	(686)	276
Prepaid expenses and other current assets	(686)	(108)
Accounts payable	(575)	(2,309)
Accrued expenses	947	(3,590)
Deferred revenue	(335)	(2,560)
Other	(316)	(120)

Net cash used by operating activities	(18,819)	(12,989)
Cash flow provided (used) by investing activities
Capital expenditures	(116)	(8)
Cash received related to acquisitions/dispositions, net	12,809	—

Net cash provided (used) by investing activities	12,693	(8)
Cash flow provided (used) by financing activities
Repayment of debt	(800)	(395)
Repayment under capital leases	(499)	(523)
Issuance of capital stock, net	4,995	—

Net cash provided (used) by financing activities	3,696	(918)

Effect of exchange rate on cash flows	(885)	(73)

Net decrease in cash	(3,315)	(13,988)
Cash at beginning of period	7,345	15,152

Cash at end of period	$4,030	$1,164

Supplemental cash flow information
Cash paid for interest	$286	$677

Cash paid for taxes	$—	$20

The accompanying notes are an integral part of these consolidated financial statements.

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the nine months ended September 30, 2002 and 2003 (Unaudited)

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

On November 15, 2002, pursuant to an Agreement and Plan of Merger dated August 30, 2002 (the “Synquest Merger Agreement”), we consummated our previously announced merger (the “Synquest Merger”) with Viewlocity, Inc., a Delaware corporation (“Viewlocity Delaware”). In the Synquest Merger, Viewlocity Delaware was merged with and into our company. Subsequent to the Synquest Merger, we changed our corporate name from SynQuest, Inc. to Viewlocity, Inc. The Synquest Merger has been accounted for as a “reverse acquisition” for accounting purposes. As a result, Viewlocity Delaware is treated as the acquiror for accounting purposes, and Viewlocity Delaware’s historical results of operations have become those of the combined company. Synquest’s results of operations have been included with Viewlocity Delaware’s beginning on November 15, 2002, the effective date of the Synquest Merger. Prior to the Synquest Merger, our fiscal year ended June 30th of each year. However, Viewlocity Delaware’s fiscal year ended on December 31st of each year. Because Viewlocity Delaware is considered the accounting acquiror and continuing reporting entity in the Synquest Merger, our fiscal year has been changed to end on December 31st.

As previously disclosed in our filings with the Securities and Exchange Commission, we had determined that we needed to restructure our existing debt and raise additional debt or equity capital, or engage in another strategic transaction, in order to meet our financial obligations and to continue as a going concern. As a result of our current financial condition, including the level of our indebtedness, we are at or near the zone of insolvency. In the absence of additional capital or a strategic transaction, it is unlikely we will be able to continue to operate as a going concern.

We intend to carefully manage our use of cash and attempt to increase revenues through the closure of the Merger (as defined below). Pursuant to the terms of the SVB Line Modification (as defined below), our borrowings under the SVB Line (as defined below) mature on the earliest to occur of (i) December 26, 2003, (ii) the date on which either we or Viesta terminate the Merger Agreement (as defined below), or (iii) the date on which any governmental authority having regulatory authority over us or the Merger makes a final decision to prohibit consummation of the Merger, other than for a reason which is correctible or administrative in nature. Additionally, the WBV Notes (as defined below) will be in default upon the earliest to occur of (i) the termination of the Merger Agreement, (ii) December 31, 2003, (iii) any of our material creditors commencing exercise of their remedies against us, or (iv) the consummation of the Merger if it is not immediately followed by the agreed upon restructuring of the WBV Notes. As a result, in the event the Merger is not consummated and we are not otherwise able to obtain additional capital or consummate other strategic alternatives, it is likely that we will not be able to continue to operate as a going concern. Prior to entering into the Merger Agreement, we engaged in discussions with various potential third party acquirers and investors. None of those acquirers expressed an interest in a transaction that would have provided more than nominal consideration to the holders of our common stock and Series A preferred stock due to the significant level of our outstanding debt and other liabilities.

In the event the Merger is not consummated, there can be no assurance that any other strategic alternatives will be available, or, if available, will be on terms acceptable to our debtholders, our shareholders, or us. Failure to substantially increase revenue and/or obtain additional capital or consummate other strategic alternatives will have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern. Our unaudited consolidated financial statements included herein have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

Principles of consolidation

The balance sheets as of December 31, 2002 and September 30, 2003 and the statements of operations for the three and nine months ended September 30, 2002 and 2003 and the statements of cash flows for the nine months ended September 30, 2002 and 2003 are consolidated and consist solely of the financial statements of Viewlocity, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in consolidation.

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the nine months ended September 30, 2002 and 2003 (Unaudited)

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

During the third quarter of 2003, we recorded impairment losses of $8.5 million to reduce the carrying value of our customer list and our goodwill that was generated in our merger with Synquest. On September 19, 2003, we entered into the Merger Agreement. Upon the effective time of the Merger, all of our outstanding shares of common stock and Series A preferred stock will be converted into the right to receive nominal cash consideration. The impairment charges that were taken in the third quarter of 2003 were based upon the fair value information obtained through our negotiations related to the pending sale of our company and the purchase price of the company as contained in the Merger Agreement.

During the third quarter of 2002, we decided to no longer develop or utilize the technology acquired in the acquisition of Electron Economy and therefore we abandoned these product lines. Accordingly, we recorded asset impairment charges of $0.9 million for the remaining net book value of that acquired technology.

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

We expensed stock compensation cost of $0.1 million for the three months ended September 30, 2002 and $0.2 million for the nine months ended September 30, 2002. There was no stock compensation cost for the three months or the nine months ended September 30, 2003. Additionally, had we determined compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income or loss would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss attributable to common shareholders as reported	$(3,004)	$(13,941)	$(2,821)	$(21,974)
Deduct total stock-based employee compensation expense determined under fair-value based method	(475)	—	(1,425)	—

Pro forma net loss	$(3,479)	$(13,941)	$(4,246)	$(21,974)

Basic and diluted net loss per share
As reported	$(61.44)	$(2.37)	$(57.70)	$(3.73)
Pro forma	$(71.15)	$(2.37)	$(86.86)	$(3.73)

Comprehensive loss

The company’s comprehensive loss was $5.0 million and $19.7 million for the nine months ended September 30, 2002 and 2003, respectively. Comprehensive loss consists of net loss and foreign currency translation adjustments for the period.

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the nine months ended September 30, 2002 and 2003 (Unaudited)

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

Our historical net income (loss) per share for the three and nine months ended September 30, 2002 reflects the equivalent number of shares received prior to the effective date of the Synquest Merger. The number of equivalent shares has been calculated based on the ratio of each share of our common stock issued in the Synquest Merger in exchange for each share of Viewlocity Delaware series F preferred stock outstanding. This ratio was applied to all Viewlocity Delaware common shares outstanding prior to the effective date of the Synquest Merger. These shares were cancelled in connection with the Synquest Merger. This ratio was not applied to all Viewlocity Delaware preferred shares outstanding prior to the Synquest Merger since these shares are anti-dilutive.

The effect of stock options has been excluded from the calculation of the diluted net income (loss) per share because they are anti-dilutive. Convertible preferred shares have been excluded from the calculation of the diluted net income (loss) per share because these securities are anti-dilutive. There were 313,816,681 and 11,132,828 shares of convertible preferred stock outstanding as of September 30, 2002 and 2003, respectively.

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

In November 2002, the FASB reached a consensus on Emergency Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the “Issue”). The guidance in this Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We adopted the provisions of this Issue and it did not have a material impact on the results of our operations, financial position, or cash flows.

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the nine months ended September 30, 2002 and 2003 (Unaudited)

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. We also indemnify our customers from third party claims of intellectual property infringement relating to our products. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the provisions of this interpretation on January 1, 2003 and the effect of adopting these provisions did not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We do not have any financial instruments that would apply to this statement at September 30, 2003. We will apply the requirements of this statement in future periods when applicable.

2.	Merger with Viesta

Our board of directors, based upon the approval and recommendation of a special committee of the board, has approved an Agreement and Plan of Merger dated September 19, 2003 (the “Merger Agreement”), by and among Viewlocity, Viesta Corporation (“Viesta”) and Viesta Acquisition Corporation (“Merger Sub”), and the transactions contemplated thereby.

The holders of approximately 69% of the outstanding shares of our common stock and Series A preferred stock, voting together as a single class (with the Series A preferred stock voting on an as-converted basis), have approved the Merger Agreement and the transactions contemplated thereby by written consent in lieu of a meeting.

Pursuant to the Merger Agreement, Viesta will acquire Viewlocity through a merger of Merger Sub with and into Viewlocity with Viewlocity remaining as the surviving corporation (the “Merger”). Viewlocity will become a wholly-owned subsidiary of Viesta as a result of the Merger. Upon the effective time of the Merger, the following will occur:

•	The issued and outstanding shares of our common stock will be converted into the right to receive an aggregate of $80.00, with the amount per share determined by dividing $80.00 by the total number of shares of common stock outstanding immediately prior to the effective time of the Merger. Based on the current number of shares outstanding, our common shareholders would receive approximately $0.000014 per share of common stock;

•	The issued and outstanding shares of our Series A preferred stock will be converted into the right to receive an aggregate of $920.00, with the amount per share determined by dividing $920.00 by the number of shares of Series A preferred stock outstanding immediately prior to the effective time of the Merger. Based on the current number of shares outstanding, our preferred shareholders would receive approximately $0.000083 per share of Series A preferred stock;

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the nine months ended September 30, 2002 and 2003 (Unaudited)

•	All warrants and options to purchase our capital stock outstanding immediately prior to the effective time of the Merger will be terminated and have no further force or effect; and

•	Each issued and outstanding share of Merger Sub’s common stock will be converted into one share of common stock of the surviving corporation.

Pursuant to SEC rules and regulations, we may not complete the Merger until at least 20 days after the date an information statement is first mailed to our shareholders. We plan to complete the Merger before December 31, 2003. However, completion of the Merger could be delayed if there is a delay in satisfying other conditions to the Merger. There can be no assurances as to whether, or on what date, the conditions will be satisfied or waived or that the parties will complete the Merger. If the Merger is not completed on or before December 31, 2003, either we or Viesta may terminate the Merger Agreement, except that a party may not terminate the Merger Agreement if that party’s failure to fulfill any of its obligations under the Merger Agreement has been the cause of, or resulted in, the Merger not being completed by that date.

As a condition to the Merger, certain of our creditors have agreed to reduce the amounts that we owe to them and to restructure the terms of our obligations to them (see additional information about our debt restructuring in Note 3). The consummation of the Merger and the creditors’ obligation to reduce and restructure our obligations are conditioned upon Viesta receiving at least $7.0 million in equity investments prior to the Merger. Investcorp/(212) Ventures Technology Fund I, L.P. (“Investcorp”) has agreed with Viesta that it will invest at least $7.0 million in Viesta.

As previously disclosed in our filings with the Securities and Exchange Commission, we had determined that we needed to restructure our existing debt and raise additional debt or equity capital, or engage in another strategic transaction, in order to meet our financial obligations and to continue as a going concern. As a result of our current financial condition, including the level of our indebtedness, we are at or near the zone of insolvency. In the absence of additional capital or a strategic transaction, it is unlikely we will be able to continue to operate as a going concern. Prior to executing the Merger Agreement, we engaged in discussions with numerous potential third party acquirers and investors and considered multiple strategic alternatives. During this process, we actively sought third party investors, including potential investments from certain of our current shareholders, as well as business combination transactions that would have provided additional capital to Viewlocity. We also pursued transactions that involved the sale of Viewlocity. However, none of the potential investors would agree to make an investment in Viewlocity, and none of the potential third-party acquirers, including Viesta, expressed an interest in a transaction that would provide more than nominal consideration to our shareholders. Based on the limited number of alternatives available to us, and an evaluation of these alternatives, our special committee and board of directors concluded that none of the other alternatives available to us would provide a more favorable financial result for our shareholders and creditors than the Merger will provide and that the Merger is in the best interests of our shareholders (other than those shareholders who may invest in Viesta) and our creditors. Our special committee and board of directors reached this conclusion in part because the Merger and debt restructuring will provide our creditors with a greater opportunity to recover more of the amounts owed to them in the future and provide Viewlocity with the working capital necessary to continue as a going concern.

3.	Restructuring of Debt

At September 30, 2003, we had short-term debt of $2.6 million, comprised of $1.1 million outstanding under our line of credit with Silicon Valley Bank (the “SVB Line”) and $1.5 million outstanding under an unsecured note payable to Westbridge Ventures, L.L.C. and its affiliates (“Westbridge Ventures”) that was due and payable on August 15, 2003 (the “WBV Short-Term Note”). Additionally, we had $6.5 million of long-term debt outstanding to Westbridge Ventures that is due and payable on December 7, 2005 (the “WBV Long-Term Notes” and collectively with the WBV Short-Term Notes, the “WBV Notes”). Additionally, we had approximately $0.8 million outstanding under the CommVest Obligations (as defined below) after giving effect to the Amended CommVest Lease (as defined below).

Silicon Valley Bank Loan Restructuring

Prior to entering into the SVB Line Modification (as defined below), we were in default under the terms of the SVB Line. As a result of our failure to satisfy certain financial covenants as of July 31, 2003, SVB notified us by letter dated August 1, 2003 that we were in default and exercised its right to increase the interest rate payable on the SVB Line by 5% per annum so that, as of August 1, 2003, the interest rate on the line of credit was increased to SVB’s most recent prime rate, plus 6.0% per annum. The default related to our failure to comply with (i) a covenant that requires us to maintain a ratio of at least 1.50 to 1.00 for the

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the nine months ended September 30, 2002 and 2003 (Unaudited)

period ending July 31, 2003 of (x) the aggregate of our consolidated, unrestricted cash, cash equivalents, net billed accounts receivable and investments with maturities of fewer than 12 months determined according to generally accepted accounting principles, compared to (y) the aggregate amount of our liabilities that mature within one year (other than certain debt that is subordinate to the SVB Line) and (ii) a covenant that requires us to maintain a minimum tangible net worth of $1.0 million through September 30, 2003. Pursuant to the August 1, 2003 notice of default, SVB also notified us that it would not extend any further credit for our benefit or advance us any further money under the SVB Line.

On September 26, 2003, we entered into a Loan Modification Agreement (the “SVB Line Modification”) with SVB, restructuring the terms of the SVB Line to resolve the existing defaults under the SVB Line and to provide us with the ability to borrow additional funds on a short term basis leading up to consummation of the Merger.

The SVB Line Modification will allow us to borrow up to a maximum of $1.6 million under the SVB Line, with $0.9 million of that amount available without regard to our borrowing base, and up to $0.7 million of available credit based upon a borrowing base formula, which is 75% of our eligible accounts receivable. Our ability to borrow money under the SVB Line is subject to the amount of our outstanding letters of credit, which cannot exceed $100,000 outstanding at any one time. As of November 13, 2003, we have $100,000 outstanding under a single letter of credit, and our total borrowings under the SVB Line were $1.5 million. As a result, we have no additional borrowing available under the SVB Line.

Pursuant to the terms of the SVB Line Modification, our borrowings under the SVB Line mature on the earlier to occur of (i) December 26, 2003, (ii) the date on which either we or Viesta terminate the Merger Agreement, or (iii) the date on which any governmental authority having regulatory authority over us or the Merger makes a final decision to prohibit consummation of the Merger, other than for a reason which is correctible or administrative in nature. Interest is paid monthly at a rate of 10% per annum.

In connection with the SVB Line Modification, we agreed to issue to SVB a warrant to purchase up to 300,000 shares of our Series A preferred stock, at an exercise price of $2.50 per share (the “New SVB Warrant”). For each month or portion thereof that our borrowings under the SVB Line remain outstanding past maturity, we have agreed that the number of shares of our Series A preferred stock issuable upon exercise of the New SVB Warrant shall increase by 150,000 shares. Upon consummation of the Merger, the New SVB Warrant will be terminated and Viesta will issue to SVB a warrant to purchase up to 137,500 shares of Viesta Preferred Shares, at an exercise price of $1.00 per share (the “Viesta SVB Warrant”). Viesta has agreed that for each month or portion thereof that borrowings under the SVB Line remain outstanding past maturity, the number of shares of Viesta Preferred Shares issuable upon exercise of the Viesta SVB Warrant shall increase by 68,750 shares.

The SVB Line is secured by substantially all of our assets, including our cash and cash equivalents. If an event of default occurs under the SVB Line and we do not attempt to cure the default within ten days after it occurs, or if the default is not cured within an additional 30 days, then SVB has certain rights and remedies. These rights and remedies include, but are not limited to, the right to demand immediate payment of all of our outstanding obligations under the SVB Line, to stop advancing us money or extending credit for our benefit and to dispose of the collateral that secures the SVB Line. If SVB demands that we pay all or a portion of the amounts outstanding under the SVB Line, such demand will have a material adverse impact on our ability to continue as a going concern.

The SVB Line, as modified by the SVB Line Modification, will limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness, make loans to or investments in subsidiaries, incur liens, create any consensual limitation on the ability of our subsidiaries to pay dividends, make loans or transfer property to us, engage in transactions with our affiliates, sell assets, make acquisitions and consolidate, merge or transfer all or substantially all of our and our subsidiaries’ assets.

Westbridge Ventures Senior Subordinated Debt Restructuring

Westbridge Ventures holds Viewlocity’s WBV Short-Term Notes due August 15, 2003 and WBV Long-Term Notes due December 7, 2005, and has entered into an agreement with us to restructure the indebtedness under the WBV Notes, subject to consummation of the Merger and certain other conditions. There is currently $1.5 million principal amount outstanding under the WBV Short-Term Notes that was due and payable on August 15, 2003, which we did not pay. We have an additional $6.5 million outstanding principal amount under the WBV Long-Term Notes that is due on December 7, 2005. In connection with the Merger, the holders of the WBV Notes have agreed to forbear from exercising their remedies with respect to the existing

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the nine months ended September 30, 2002 and 2003 (Unaudited)

payment default under the WBV Short-Term Notes and the cross default due to our defaults under the SVB Line and the Original CommVest Lease (as defined below). This forbearance will terminate upon the earliest to occur of (i) the termination of the Merger Agreement, (ii) December 31, 2003, (iii) any of our material creditors commencing exercise of their remedies against us, or (iv) the consummation of the Merger if it is not immediately followed by the agreed upon restructuring of the WBV Notes. In addition, we are not permitted, without the consent of the holders of the WBV Notes, to enter into any additional indebtedness prior to the consummation of the Merger other than the SVB Line Modification, and, if required, an additional “bridge” loan with economic terms that, taken as a whole, are no less advantageous to us than the terms of the SVB Line Modification, and subject to certain participation rights granted to the holders of the WBV Notes. The holders of the WBV Notes have consented to the Merger on the terms set forth in the Merger Agreement.

The holders of the WBV Notes have agreed, upon consummation of the Merger, to exchange the WBV Notes, together with all accrued and unpaid interest on each, into (i) new Viewlocity notes in an aggregate principal amount of $4 million (the “New Notes”) and (ii) 650,000 of Viesta Preferred Shares. In addition, Viesta has agreed to guaranty the New Notes. The New Notes will accrue interest at a rate of 10% per annum and will mature on the fifth anniversary of the consummation of the Merger. Interest is to be paid-in-kind until we have had at least two consecutive quarters of at least $500,000 positive EBITDA, at which point interest will be payable quarterly in cash.

We will have the right to redeem the New Notes at any time prior to maturity at a purchase price of 115% of the prepaid principal amount plus accrued and unpaid interest to the date of the repurchase. If Viesta experiences a change of control or makes a public offering of any of its securities, holders of the New Notes will have the right to require us to repurchase their notes at a purchase price of 115% of the principal amount of the New Notes, plus accrued and unpaid interest to the date of the repurchase.

The New Notes will be unsecured senior subordinated obligations. They will be subordinated to our indebtedness under the SVB Line and the Amended Commvest Lease, as modified by the SVB Line Modification.

The note purchase agreements governing the New Notes will limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness, make loans to or investments in subsidiaries, incur liens, create any consensual limitation on the ability of our subsidiaries to pay dividends, make loans or transfer property to us, engage in transactions with our affiliates, sell assets, make acquisitions and consolidate, merge or transfer all or substantially all of our and our subsidiaries’ assets.

CommVest Lease Restructuring

In conjunction with the execution of the Merger Agreement, on September 19, 2003, we entered into an Amended and Restated Master Lease Agreement with CommVest (the “Amended CommVest Lease”), which restructured approximately $1.02 million in capital lease obligations we owed to CommVest LLC (the “CommVest Obligations”). The CommVest Obligations represent our remaining obligations for the lease of office and computer equipment under a Master Lease Agreement that we entered into with CommVest LLC in November 1999 (the “Original CommVest Lease”). Our prior defaults under the SVB Line resulted in a cross default under the Original CommVest Lease, and by letter dated August 12, 2003, CommVest notified us that it was declaring the Original CommVest Lease to be in default. The CommVest Obligations are secured by a first priority security interest in certain of our office and computer equipment, and a security interest in substantially all of our other assets which is subordinate to the security interest held by SVB.

Under the terms of the Amended CommVest Lease, CommVest agreed to a 22.5% reduction in the CommVest Obligations, from $1.02 million to $0.79 million. Additionally, CommVest has waived our prior defaults under the Original CommVest Lease. In addition, we agreed with CommVest LLC to make equal monthly payments in satisfaction of the CommVest Obligations in the amount of $37,789.68 per month for 22 months, commencing October 1, 2003. If either Viesta or Viewlocity experiences a change of control, then CommVest can require us to prepay all amounts then owed under the Amended CommVest Lease. The Amended CommVest Lease also limits our ability to, among other things, incur additional indebtedness, pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness, make loans to or investments in subsidiaries, incur liens, create any consensual limitation on the ability of our subsidiaries to pay dividends, make loans or transfer property to us, engage in transactions with our affiliates, sell assets, make acquisitions and consolidate, merge or transfer all or substantially all of our and our subsidiaries’ assets.

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the nine months ended September 30, 2002 and 2003 (Unaudited)

Upon an event of default under the Amended CommVest Lease, same as under the Original CommVest Lease, CommVest has certain remedies. These remedies include the right to enter our premises and take possession of all of the office and computer equipment that we lease under the Amended CommVest Lease, demand immediate repayment of any unpaid rent on the equipment, and charge us for liquidated damages. If CommVest repossesses the equipment or demands payment of all amounts due, such actions will have a material adverse impact on our ability to continue as a going concern.

In connection with the Amended CommVest Lease, Viesta has agreed to issue to CommVest upon consummation of the Merger a warrant to purchase up to 75,000 shares of Viesta’s Series A preferred stock, at an exercise price of $1.00 per share (the “Viesta CommVest Warrant”).

4.	Restructuring and other, net

Restructuring charges and other credits for the three and nine months ended September 30, 2002 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	( in thousands)
Severance	$209	$206	$801	$804
Facility and related charges and credits	144	435	166	(153)

Total restructuring and other, net	$353	$641	$967	$651

During the three and nine months ended September 30, 2003, in order to continue to decrease our costs we reduced our headcount by 29 and 56 employees, respectively, consisting of management, development, sales and administrative employees in all regions of our company. In connection with these reductions in force, we incurred $0.2 million for the three months ended September 30, 2003 and $0.8 million for the nine months ended September 30, 2003 in severance and related costs.

On March 5, 2003 we entered into a sublease agreement to sublease approximately 8,426 square feet of the former Synquest headquarters office space. The sublease agreement began on April 1, 2003 and continues through December 31, 2005. On May 30 and June 30, 2003, we entered into two additional agreements to sublease the remaining 15,719 square feet of the former Synquest headquarters office space. The sublease agreements begin on July 1, 2003 and continue through December 30, 2005. On March 14, 2003, we also terminated our lease agreement for previously abandoned office space in Atlanta, Georgia, which consisted of approximately 11,788 square feet. The sublease agreements and the lease termination reduced our restructuring liability and we recorded a reduction to our restructuring expense of $0.6 million for the nine months ended September 30, 2003. On September 9, 2003, we entered into an early termination agreement for our headquarters office space in Atlanta, Georgia. We previously had a security deposit with the landlord of approximately $1.0 million. In accordance with the termination agreement, the landlord has agreed to release us from our obligations under the lease effective January 2, 2004 and apply the remaining rent through January 2, 2004 as well as an early termination fee against our security deposit. We will be required to vacate our current headquarters office space by January 2, 2004 and we are currently reviewing alternatives for new office space. The early termination agreement resulted in a charge to restructuring expense of $0.4 million for the nine months ended September 30, 2003.

During the nine months ended September 30, 2002, we implemented plans to realign our organization and reduce operating costs. During the nine months ended September 30, 2002, we reduced our headcount and incurred $0.8 million in severance and related expenses resulting in a headcount reduction of 27 employees, consisting of management, development, sales and administrative employees. Substantially all severance costs were paid during the year. Additionally, we closed our office in France to align our cost structure with changing market conditions. We incurred $0.1 million in expenses for the closure of this facility for the nine months ended September 30, 2002.

VIEWLOCITY, INC. AND SUBSIDIARIES

Notes to Consolidated Statements

For the nine months ended September 30, 2002 and 2003 (Unaudited)

As of September 30, 2003, $0.9 million of restructuring costs remained in accrued liabilities, $0.3 million of which is long-term. Of the $0.9 million, $0.3 million related to severance costs, which are expected to be paid in the fourth quarter of 2003. The remaining $0.6 million relate to leased facility termination costs to be paid through 2005.

5.	Major Customers and Segment Information

We sell our software and services to a variety of customers. For the three and nine months ended September 30, 2002 and 2003, six customers each accounted for 10% or more of our total revenue. The percentage of sales to significant customers for the period reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Customer A	10%	*	17%	*
Customer B	21%	*	40%	*
Customer C	22%	*	17%	*
Customer D	21%	*	*	*
Customer E	*	*	*	10%
Customer F	*	13%	*	*

*	Less than 10%

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” defines operating segments as components of an enterprise about which separate financial data are available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker, for this purpose, is our chief executive officer who acts with the support of other executive officers and vice presidents. For the three and nine months ended September 30, 2002 and 2003 we had one operating segment that provides adaptive supply chain management software and services to enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the U.S. Areas of operation outside the U.S. include Europe and Asia-Pacific. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.

	U.S.	Europe	Asia-Pacific	Elimination	Total
	(in thousands)
September 30, 2002
Revenue from external customers (quarter)	$5 1 2	$89	$666	$—	$1,267
Revenue from external customers (YTD)	2,764	117	1,230	—	4,111
Total assets	35,212	781	2,704	(25,068)	13,629
Long-lived assets	5,092	137	434		5,663

September 30, 2003
Revenue from external customers (quarter)	$1,651	$422	$163	$—	$2,236
Revenue from external customers (YTD)	7,510	2,192	1,631	—	11,333
Total assets	33,137	1,416	417	(22,550)	12,420
Long-lived assets	7,353	37	54	—	7,444

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

Our board of directors, based upon the approval and recommendation of a special committee of the board, has approved an Agreement and Plan of Merger dated September 19, 2003 (the “Merger Agreement”), by and among Viewlocity, Viesta Corporation (“Viesta”) and Viesta Acquisition Corporation (“Merger Sub”), and the transactions contemplated thereby.

The holders of approximately 69% of the outstanding shares of our common stock and Series A preferred stock, voting together as a single class (with the Series A preferred stock voting on an as-converted basis), have approved the Merger Agreement and the transactions contemplated thereby by written consent in lieu of a meeting.

Pursuant to the Merger Agreement, Viesta will acquire Viewlocity through a merger of Merger Sub with and into Viewlocity with Viewlocity remaining as the surviving corporation (the “Merger”). Viewlocity will become a wholly-owned subsidiary of Viesta as a result of the Merger. Upon the effective time of the Merger, the following will occur:

•	The issued and outstanding shares of our common stock will be converted into the right to receive an aggregate of $80.00, with the amount per share determined by dividing $80.00 by the total number of shares of common stock outstanding immediately prior to the effective time of the Merger. Based on the current number of shares outstanding, our common shareholders would receive approximately $0.000014 per share of common stock;

•	The issued and outstanding shares of our Series A preferred stock will be converted into the right to receive an aggregate of $920.00, with the amount per share determined by dividing $920.00 by the number of shares of Series A preferred stock outstanding immediately prior to the effective time of the Merger. Based on the current number of shares outstanding, our preferred shareholders would receive approximately $0.000083 per share of Series A preferred stock;

•	All warrants and options to purchase our capital stock outstanding immediately prior to the effective time of the Merger will be terminated and have no further force or effect; and

•	Each issued and outstanding share of Merger Sub’s common stock will be converted into one share of common stock of the surviving corporation.

Pursuant to SEC rules and regulations, we may not complete the Merger until at least 20 days after the date an information statement is first mailed to our shareholders. We plan to complete the Merger before December 31, 2003. However, completion of the Merger could be delayed if there is a delay in satisfying other conditions to the Merger. There can be no assurances as to whether, or on what date, the conditions will be satisfied or waived or that the parties will complete the Merger. If the Merger is not completed on or before December 31, 2003, either we or Viesta may terminate the Merger Agreement, except that a party may not terminate the Merger Agreement if that party’s failure to fulfill any of its obligations under the Merger Agreement has been the cause of, or resulted in, the Merger not being completed by that date.

As a condition to the Merger, certain of our creditors have agreed to reduce the amounts that we owe to them and to restructure the terms of our obligations to them (see additional information about our debt restructuring in Note 3). The consummation of the Merger and tthe creditors’ obligation to reduce and restructure our obligations are conditioned upon Viesta receiving at least $7.0 million in equity investments prior to the Merger. Investcorp/(212) Ventures Technology Fund I, L.P. (“Investcorp”) has agreed with Viesta that it will invest at least $7.0 million in Viesta.

As previously disclosed in our filings with the Securities and Exchange Commission, we had determined that we needed to restructure our existing debt and raise additional debt or equity capital, or engage in another strategic transaction, in order to meet our financial obligations and to continue as a going concern. As a result of our current financial condition, including the level of our indebtedness, we are at or near the zone of insolvency. In the absence of additional capital or a strategic transaction, it is unlikely we will be able to continue to operate as a going concern. Prior to executing the Merger Agreement, we engaged in discussions with numerous potential third party acquirers and investors and considered multiple strategic alternatives. During this process, we actively sought third party investors, including potential investments from certain of our current shareholders, as well as business combination transactions that would have provided additional capital to Viewlocity. We also pursued transactions that involved the sale of Viewlocity. However, none of the potential investors would agree to make an investment in Viewlocity, and none of the potential third-party acquirers, including Viesta, expressed an interest in a transaction that would provide more than nominal consideration to our shareholders. Based on the limited number of alternatives available to us, and an evaluation of these alternatives, our special committee and board of directors concluded that none of the other alternatives available to us would provide a more favorable financial result for our shareholders and creditors than the Merger will provide and that the Merger is in the best interests of our shareholders (other than those shareholders who may invest in Viesta) and our creditors. Our special committee and board of directors reached this conclusion in part because the Merger and debt restructuring will provide our creditors with a greater opportunity to recover more of the amounts owed to them in the future and provide Viewlocity with the working capital necessary to continue as a going concern. For additional information on these recent developments, see “Liquidity and Capital Resources”.

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

When software development costs are capitalized, we begin amortizing the capitalized costs once a product is generally available. Amortization is provided at the greater of the amount computed using (i) the ratio that current revenues for a product bear to the total of the current and anticipated future revenues of that product or (ii) on a straight-line over the estimated useful life of the related product, generally two to five years. As of each balance sheet date, we perform a net realizable value analysis and the amount by which unamortized software development costs exceeds the net realizable value, if any, is recognized as expense in the period it is determined.

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

Results of Operations

The following table sets forth selected statements of operations data expressed as a percentage of our total revenue for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenue
License	31.0%	2.9%	51.2%	19.8%
Support	15.4	54.6	12.6	36.3
Services	53.6	42.5	36.2	43.9

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
License	2.7	0.3	2.7	1.1
Support	9.4	11.7	2.9	7.8
Services	61.8	50.9	44.8	44.9
Amortization of acquired technology	—	17.8	—	10.5

Total cost of revenue	73.9	80.7	50.4	64.3

Gross profit	26.1	19.3	49.6	35.7

Operating expenses
Sales and marketing	188.6	60.4	231.7	46.7
Research and development	109.0	38.9	108.0	35.9
General and administrative	52.5	48.2	61.1	26.7
Impairment	67.5	378.9	20.8	74.8
Restructuring	27.9	28.7	23.5	5.7
Depreciation and amortization	48.7	19.8	53.2	13.6

Total operating expenses	494.2	574.9	498.3	203.4

Operating loss	(468.1)	(555.6)	(448.7)	(167.7)

Minority interest in net loss of subsidiary	3.9	—	6.9	—

Other expense, net	(46.9)	(6.3)	(39.2)	(5.5)

Loss from continuing operations before income taxes	(511.1)	(561.9)	(481.0)	(173.2)

Income tax provision	(0.4)	(0.9)	(0.1)	(0.2)

Loss from continuing operations	(511.5)	(562.8)	(481.1)	(173.4)

Discontinued operations
Loss from operations of integration business	(16.3)	—	(30.4)	—
Income tax benefit	0.2	—	0.3	—
Gain from sale of integration business	290.5	—	442.6	—

Income from discontinued operations	274.4	—	412.5	—

Net loss	(237.1)%	(562.8)%	(68.6)%	(173.4)%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

On November 15, 2002, pursuant to an Agreement and Plan of Merger dated August 30, 2002 (the “Synquest Merger Agreement”), we consummated the Synquest Merger. In the Synquest Merger, Viewlocity Delaware was merged with and into our company. Subsequent to the Synquest Merger, we changed our corporate name from SynQuest, Inc. to Viewlocity, Inc. The Synquest Merger has been accounted for as a “reverse acquisition” for accounting purposes. As a result, Viewlocity Delaware is treated as the acquiror for accounting purposes, and Viewlocity Delaware’s historical results of operations have become those of the combined company. Synquest’s results of operations have been included with Viewlocity Delaware’s beginning on November 15, 2002, the effective date of the Synquest Merger. Prior to the Synquest Merger, our fiscal year ended June 30th of each year. However, Viewlocity Delaware’s fiscal year ended on December 31st of each year. Because Viewlocity Delaware is considered the accounting acquiror and continuing reporting entity in the Synquest Merger, our fiscal year has been changed to end on December 31st.

License Revenue. Revenue from software license fees decreased 83.7% to $0.1 million in the three months ended September 30, 2003 from $0.4 million in the same period in 2002. During the three months ended September 30, 2002, revenue from a single customer in Japan represented the majority of the license revenue. We derived our revenue from a few smaller deals in the three months ended September 30, 2003 due to customers delaying making decisions to license our software due to our current financial condition. As a percentage of total revenue, revenue from software license fees decreased to 2.9% in the three months ended September 30, 2003 from 31.0% in the same period in 2002.

Support Revenue. Revenue from support and maintenance contracts increased 525.6% to $1.2 million in the three months ended September 30, 2003 from $0.2 million in the same period in 2002, an increase of $1.0 million. Approximately $0.8 million of this increase was related to support contracts acquired as part of the Synquest Merger. The remainder of the increase in support revenue was due to an increase in our customer base, which resulted in an increase in both the dollar amount and number of support and maintenance contracts. As a percentage of total revenue, revenue from support increased to 54.6% in the three months ended September 30, 2003 from 15.4% in the same period in 2002.

Services Revenue. Revenue from professional services increased 40.2% to $1.0 million in three months ended September 30, 2003 from $0.7 million in the same period in 2002, an increase of $0.3 million. The increase in revenue from services resulted from new customers as our customer base has grown, which resulted in an increase in both the dollar amount and number of service agreements. As a percentage of total revenue, revenue from services decreased to 42.5% in the three months ended September 30, 2003 from 53.6% in the same period in 2002.

Cost of License Revenue. Cost of license revenue was not material for the three months ended September 30, 2003 and 2002. As a percentage of license revenue, cost of license revenue increased to 9.4% in the three months ended September 30, 2003 from 8.7% in the same period in 2002.

Cost of Support Revenue. Cost of support revenue increased 120.2% to $0.3 million in the three months ended September 30, 2003 from $0.1 million in the same period in 2002. In 2003, we had additional support staff to accommodate our increase in support and maintenance contracts and in connection with the Synquest customers acquired in the Synquest Merger. As a percentage of support revenue, cost of support revenue decreased to 21.5% in the three months ended September 30, 2003 from 61.1% in the same period in 2002.

Cost of Services Revenue. Cost of services revenue increased 45.2% to $1.1 million in the three months ended September 30, 2003 from $0.8 million in the same period in 2002, an increase of $0.3 million. As a percentage of services revenue, the cost of services increased to 119.5% in the three months ended September 30, 2003 from 115.4% in the same period in 2002. During the three months ended September 30, 2002, we generated negative margins from our professional services. For the three months ended September 30, 2002, our hiring of services personnel was performed in advance of having significant customers so that we would have properly trained services personnel as our products gained market acceptance and our customers required professional services. We also generated negative margins during the three months ended September 30, 2003 due to a decrease in utilization of our services personnel in the latter portion of the quarter. Subsequent to September 30, 2003, we responded to the lower utilization by reducing headcount and costs to align them with the decrease in utilization. We are continuing to align our cost of services with the revenues to generate positive margins; however, we can not predict if we will attain positive margins relating to services in the future due to the many uncertainties.

Amortization of Acquired Technology. We recorded amortization of acquired technology of $0.4 million in the three months ended September 30, 2003 in connection with the Synquest Merger. The Synquest Merger provided total intangible assets of $14.6 million, of which $5.0 million was allocated to acquired technology. We intend to license and generate revenue from the acquired technology; therefore, we are recording the related amortization expense as a cost of revenue. We are amortizing the acquired technology over their estimated useful lives ranging from two to four years. The weighted average amortization period for the acquired technology is 3.2 years.

Sales and Marketing. Sales and marketing expenses decreased 43.5% to $1.4 million in the three months ended September 30, 2003, from $2.4 million in the same period in 2002, a decrease of $1.0 million. The decrease was primarily due to a reduction in sales and marketing personnel, as well as tighter controls over discretionary spending, particularly marketing and promotional spending. As a percentage of total revenue, these costs decreased to 60.4% in the three months ended September 30, 2003 from 188.6% in the three months ended September 30, 2002.

Research and Development. Research and development expenses decreased 37.1% to $0.9 million in the three months ended September 30, 2003 from $1.4 million in the same period in 2002, a decrease of $0.5 million. The decrease is primarily due to a decrease in headcount in anticipation of moving a portion of our development organization off shore. As a percentage of total revenue, research and development expenses decreased to 38.9% in the three months ended September 30, 2003 from 109.0% in the same period in 2002.

General and Administrative. General and administrative expenses increased 62.3% to $1.1 million in the three months ended September 30, 2003 from $0.7 million in the same period in 2002, an increase of $0.4 million. During the three months ended September 30, 2003, our general and administrative expenses increased by approximately $0.3 million relating to non-recurring legal, accounting, and outside consulting fees associated with the pending Merger. The remainder of the increase was due to an increase in legal fees, insurance premiums, and filing fees associated with being a public company. As a percentage of total revenue, these costs decreased to 48.2% in the three months ended September 30, 2003 from 52.5% in the same period in 2002.

Impairment. Impairment charges increased 889.7% to $8.5 million in the three months ended September 30, 2003 from $0.9 million in the same period in 2002, an increase of $7.6 million. During the third quarter of 2003, we recorded impairment losses of $8.5 million to reduce the carrying value of our customer list and our goodwill that was generated in our merger with Synquest. On September 19, 2003, we entered into the Merger Agreement. Upon the effective time of the Merger, all of our outstanding shares of common stock and Series A preferred stock will be converted into the right to receive nominal cash consideration. The impairment charges that were taken in the third quarter of 2003 were base upon the fair value information obtained through our negotiations related to the pending sale of our company and the purchase price of the company as contained in the Merger Agreement. During the third quarter of 2002, we decided to no longer develop or utilize the technology acquired in the acquisition of Electron Economy and therefore we abandoned these product lines. Accordingly, we recorded asset impairment charges of $0.9 million in 2002 for the remaining net book value of that acquired technology. As a percentage of total revenue, these costs increased to 378.9% in the three months ended September 30, 2003 from 67.5% in the same period in 2002.

Restructuring. Restructuring charges increased 81.6% to $0.6 million in the three months ended September 30, 2003 from $0.3 million in the same period in 2002, an increase of $0.3 million. In the quarter ended September 30, 2003, we continued to reduce our cost structure and reduced our workforce by an additional 29 employees consisting of management, development, sales and administrative employees in all regions of our company. In connection with this reduction in force, we incurred $0.2 million in severance and related costs for the three months ended September 30, 2003. On September 9, 2003, we entered into an early termination agreement for our headquarters office space in Atlanta, Georgia. We previously had a security deposit with the landlord of approximately $1.0 million. In accordance with the termination agreement, the landlord has agreed to release us from our obligations under the lease effective January 2, 2004 and apply the remaining rent through January 2, 2004 as well as an early termination fee against our security deposit. We will be required to vacate our current headquarters office space by January 2, 2004 and we are currently reviewing alternatives for new office space. The early termination agreement resulted in a charge to restructuring expense of $0.4 million for the nine months ended September 30, 2003. During the three months ended September 30, 2002, we implemented plans to realign our organization and reduce operating costs. During the three months ended September 30, 2002, we reduced our headcount and incurred $0.2 million in severance and related expenses resulting in a headcount reduction of 2 employees. Additionally, we closed our office in France to align our cost structure with changing market conditions. We incurred $0.1 million in expenses for the closure of this facility for the three months ended September 30, 2002. As a percentage of total revenue, these costs increased to 28.7% in the three months ended September 30, 2003 from 27.9% in the same period in 2002.

Depreciation and Amortization. Depreciation and amortization decreased 28.0% to $0.4 million in three months ended September 30, 2003 from $0.6 million in the same period in 2002, a decrease of $0.2 million. Amortization expense remained consistent from the three months ended September 30, 2002 and 2003. The amortization for the three months ended September 30, 2003 related to the amortization of Synquest’s customer lists acquired in the Synquest Merger. The Synquest Merger provided total intangible assets of $14.6 million, of which $3.4 million was allocated to customer lists resulting in amortization expense of $0.1 million in the three months ended September 30, 2003. The amortization expense of $0.1 million for the three months ended September 30, 2002 related to our acquisition of Electron Economy. During the third quarter of 2002, we decided to no longer develop or utilize the technology we acquired in the acquisition of Electron Economy and therefore abandoned these product lines. Depreciation expensed decreased by approximately $0.2 million for the three months ended September 30, 2003 as compared to the same period in 2002. As a percentage of total revenue, depreciation and amortization decreased to 19.8% in the three months ended September 30, 2003 from 48.7% in the same period in 2002.

Operating Expenses and Operating Loss. As a result of the above factors, our operating expenses increased to $12.9 million in the three months ended September 30, 2003, from $6.3 million in the same period in 2002 and our operating loss increased to $12.4 million in the three months ended September 30, 2003 from $5.9 million in the same period in 2002.

Other Expense, net. Other expense is primarily composed of the net of interest income, interest expense and foreign currency gains and losses. Other expense decreased by 76.1% to $0.1 million in the three months ended September 30, 2003 from $0.5 million in the same period in 2002, a decrease of $0.4 million. In conjunction with the execution of the Merger Agreement, on September 19, 2003, we entered into an amended lease agreement with CommVest, which restructured approximately $1.02 million in capital lease obligations we owed to CommVest, LLC. Due to this restructuring of debt, we incurred a one-time gain of $0.1 million. The remaining portion of this decrease was primarily due to a decrease in interest expense of $0.3 million. $0.2 million of this decrease relates to warrants to acquire our capital stock that were cancelled during 2002 in connection with the Synquest Merger. Prior to the canceling of these warrants, we amortized the warrants to interest expense. The remaining decrease of $0.1 million in interest expense is due to a reduction in our long-term debt from September 30, 2002 to September 30, 2003.

Income Taxes. In the three months ended September 30, 2002 and 2003, the provisions for income taxes were not material.

Discontinued Operations. In the three months ended September 30, 2002, we reported loss from operations of our integration business of $0.2 million and a gain on sale of the discontinued operations of $3.7 million. This resulted in overall income from discontinued operations of $3.5 million in the three months ended September 30, 2002. The discontinued operations are comprised of the integration business that we sold in 2002.

Net Loss. As a result of the above factors, our net loss increased to $12.6 million in the three months ended September 30, 2003 compared to net loss of $3.0 million in the same period in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

License Revenue. Revenue from software license fees increased 6.4% to $2.2 million in the nine months ended September 30, 2003 from $2.1 million in the same period in 2002, an increase of $0.1 million. As a percentage of total revenue, revenue from software license fees decreased to 19.8% in the nine months ended September 30, 2003 from 51.2% in the same period in 2002.

Support Revenue. Revenue from support and maintenance contracts increased 693.4% to $4.1 million in the nine months ended September 30, 2003 from $0.5 million in the same period in 2002, an increase of $3.6 million. Approximately $3.0 million of this increase was related to support contracts acquired as part of the Synquest Merger. The remainder of the increase in support revenue was due to an increase in our customer base, which resulted in an increase in both the dollar amount and number of support and maintenance contracts. As a percentage of total revenue, revenue from support increased to 36.3% in the nine months ended September 30, 2003 from 12.6% in the same period in 2002.

Services Revenue. Revenue from professional services increased 235.0% to $5.0 million in the nine months ended September 30, 2003 from $1.5 million in the same period in 2002, an increase of $3.5 million. The increase in revenue from services resulted from new customers as our customer base has grown, which resulted in an increase in both the dollar amount and number of service agreements. As a percentage of total revenue, revenue from services increased to 43.9% in the nine months ended September 30, 2003 from 36.2% in the same period in 2002.

Cost of License Revenue. Cost of license revenue was consistent at $0.1 million for the nine months ended September 30, 2003 and 2002. As a percentage of license revenue, cost of license revenue increased to 5.4% in the nine months ended September 30, 2003 from 5.2% in the same period in 2002.

Cost of Support Revenue. Cost of support revenue increased 644.5% to $0.9 million in the nine months ended September 30, 2003 from $0.1 million in the same period in 2002, an increase of $0.8 million. In 2003, we had higher levels of support staff outside consultants to accommodate our increase in support and maintenance contracts and in connection with the Synquest customers acquired in the Synquest Merger. As a percentage of support revenue, cost of support decreased to 21.6% in the nine months ended September 30, 2003 from 23.0% in the same period in 2002.

Cost of Services Revenue. Cost of services revenue increased 176.0% to $5.1 million in the nine months ended September 30, 2003 from $1.8 million in the same period in 2002, an increase of $3.3 million. As a percentage of services revenue, the cost of services decreased to 102.1% in the nine months ended September 30, 2003 from 124.0% in the same period in 2002. During the nine months ended September 30, 2002, we generated negative margins from our professional services. For the nine months ended September 30, 2002, our hiring of services personnel was performed in advance of having significant customers so that we would have properly trained services personnel as our products gained market acceptance and our customers required professional services. We also generated negative margins for our professional services for the nine months ended September 30, 2003. We experienced a decrease in utilization of our services personnel in the third quarter of 2003. Subsequent to September 30, 2003, we responded to the lower utilization by reducing headcount and costs to align them with the decrease in utilization. We are continuing to align our cost of services with the revenues to generate positive margins; however, we can not predict if we will attain positive margins relating to services in the future due to the many uncertainties.

Amortization of Acquired Technology. We recorded amortization of acquired technology of $1.2 million in the nine months ended September 30, 2003 in connection with Synquest’s technology we acquired in the Synquest Merger. The Synquest Merger provided total intangible assets of $14.6 million, of which $5.0 million was allocated to acquired technology. We intend to license and generate revenue from the acquired technology; therefore, we are recording the related amortization expense as a cost of revenue. We are amortizing the acquired technology over its estimated useful lives ranging from two to four years. The weighted average amortization period for the acquired technology is 3.2 years.

Sales and Marketing. Sales and marketing expenses decreased 44.5% to $5.3 million in the nine months ended September 30, 2003, from $9.5 million in the same period in 2002, a decrease of $4.2 million. The decrease was primarily due to a reduction in sales and marketing personnel, as well as tighter controls over discretionary spending, particularly marketing and promotional spending. As a percentage of total revenue, these costs decreased to 46.7% in the nine months ended September 30, 2003 from 231.7% in the nine months ended September 30, 2002.

Research and Development. Research and development expenses decreased 8.2% to $4.1 million in the nine months ended September 30, 2003 from $4.4 million in the same period in 2002, an increase of $0.3 million. The decrease is primarily due to a decrease in headcount in anticipation of moving a portion of our development organization off shore. As a percentage of total revenue, research and development expenses decreased to 35.9% in the nine months ended September 30, 2003 from 108.0% in the same period in 2002.

General and Administrative. General and administrative expenses increased 20.6% to $3.0 million in the nine months ended September 30, 2003 from $2.5 million in the same period in 2002, an increase of $0.5 million. During the nine months ended September 30, 2003, our general and administrative expenses increased by approximately $0.3 million relating to non-recurring legal, accounting, and outside consulting fees associated with the pending merger. During the nine months ended September 30, 2003, our general and administrative expenses increased by $0.3 million due to an increase in legal fees, insurance premiums, and filing fees associated with being a public company, offset by a credit to general and administrative expenses of $0.1 million due to settlement of a legal dispute in the nine months ended September 30, 2003. As a percentage of total revenue, these costs decreased to 26.7% in the nine months ended September 30, 2003 from 61.1% in the same period in 2002.

Impairment. Impairment charges increased 889.7% to $8.5 million in the three months ended September 30, 2003 from $0.9 million in the same period in 2002, an increase of $7.6 million. During the third quarter of 2003, we recorded impairment losses of $8.5 million to reduce the carrying value of our customer list and our goodwill that was generated in our merger with Synquest. On September 19, 2003, we entered into the Merger Agreement. Upon the effective time of the Merger, all of our outstanding shares of common stock and Series A preferred stock will be converted into the right to receive nominal cash consideration. The impairment charges that were taken in the third quarter of 2003 were base upon the fair value information obtained through our negotiations related to the pending sale of our company and the purchase price of the company as contained in the Merger Agreement. During the third quarter of 2002, we decided to no longer develop or utilize the technology acquired in the acquisition of Electron Economy and therefore we abandoned these product lines. Accordingly, we recorded asset impairment charges of $0.9 million in 2002 for the remaining net book value of that acquired technology. As a percentage of total revenue, these costs increased to 74.8% in the nine months ended September 30, 2003 from 20.8% in the same period in 2002.

Restructuring. Restructuring charges decreased 32.7% to $0.7 million in the nine months ended September 30, 2003 from $1.0 million in the same period for 2002. During the nine months ended September 30, 2003, in order to continue to decrease our costs we reduced our headcount. In connection with this reduction in force, we incurred a total of $0.8 million in severance and related costs for the nine months ended September 30, 2003 resulting from a reduction in force of 56 employees consisting of management, development, sales and administrative employees in all regions of our company. On March 5, 2003 we entered into a sublease agreement to sublease approximately 8,426 square feet of the former Synquest headquarters office space. The sublease agreement began on April 1, 2003 and continues through December 31, 2005. On May 30 and June 30, 2003, we entered into two additional agreements to sublease the remaining 15,719 square feet of the former Synquest headquarters office space. The sublease agreements begin on July 1, 2003 and continue through December 30, 2005. On March 14, 2003, we also terminated our lease agreement for previously abandoned office space in Atlanta, Georgia, which consisted of approximately 11,788 square feet. The sublease agreements and the lease termination reduced our restructuring liability and we recorded a reduction to our restructuring expense of $0.6 million for the nine months ended September 30, 2003. On September 9, 2003, we entered into an early termination agreement for our headquarters office space in Atlanta, Georgia. We previously had a security deposit with the landlord of approximately $1.0 million. In accordance with the termination agreement, the landlord has agreed to release us from our obligations under the lease effective January 2, 2004 and apply the remaining rent through January 2, 2004 as well as an early termination fee against our security deposit. We will be required to vacate our current headquarters office space by January 2, 2004 and we are currently reviewing alternatives for new office space. The early termination agreement resulted in a charge to restructuring expense of $0.4 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2002, we implemented plans to realign our organization and reduce operating costs. During the nine months ended September 30, 2002, we reduced our headcount and incurred $0.8 million in severance and related expenses resulting in a headcount reduction of 27 employees, consisting of management, development, sales and administrative employees. Substantially all severance costs were paid during the year. Additionally, we closed our office in France to align our cost structure with changing market conditions. We incurred $0.1 million in expenses for the closure of this facility for the nine months ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization decreased 29.4% to $1.5 million in nine months ended September 30, 2003 from $2.1 million in the same period in 2002, a decrease of $0.6 million. Amortization expense decreased by $0.7 million because of the abandonment of certain acquired technology that we acquired in the acquisition of Electron Economy in 2001. During the third quarter of 2002, we decided to no longer develop or utilize the technology we acquired in the acquisition of Electron Economy and therefore abandoned these product lines. This decrease was partially offset by an increase of $0.4 million relating to the amortization of Synquest’s customer lists acquired in the Synquest Merger. The Synquest Merger provided total intangible assets of $14.6 million, of which $3.4 million was allocated to customer lists resulting in amortization expense of $0.4 million in the nine months ended September 30, 2003. Depreciation expensed decreased by approximately $0.3 million for the nine months ended September 30, 2003 as compared to the same period in 2002. As a percentage of total revenue, depreciation and amortization decreased to 13.6% in the nine months ended September 30, 2003 from 53.2% in the same period in 2002.

Operating Expenses and Operating Loss. As a result of the above factors, our operating expenses increased to $23.1 million in the nine months ended September 30, 2003, from $20.4 million in the same period in 2002 and our operating loss increased to $19.0 million in the nine months ended September 30, 2003 from $18.4 million in the same period in 2002.

Other Expense, net. Other expense is primarily composed of the net of interest income, interest expense and foreign currency gains and losses. Other expense decreased by 61.9% to $0.6 million in the nine months ended September 30, 2003 from $1.6 million in the same period in 2002, a decrease of $1.0 million. In conjunction with the execution of the Merger Agreement, on September 19, 2003, we entered into an amended lease agreement with CommVest, which restructured approximately $1.02 million in capital lease obligations we owed to CommVest, LLC. Due to this restructuring of debt, we incurred a one-time gain of $0.1 million. The remaining portion of this decrease was primarily due to a decrease in interest expense of $0.9 million. $0.5 million of this decrease relates to warrants to acquire our capital stock that were cancelled during 2002 in connection with the Synquest Merger, which were being amortized to interest expense. The remaining decrease of $0.4 million in interest expense is due to a reduction in our long-term debt from September 30, 2002 to September 30, 2003.

Income Taxes. In the nine months ended September 30, 2002 and 2003, the provisions for income taxes were not material.

Discontinued Operations. In the nine months ended September 30, 2002, we reported loss from operations of our integration business of $1.2 million and a gain on sale of the discontinued operations of $18.2 million. This resulted in overall income from discontinued operations of $17.0 million in the nine months ended September 30, 2002. The discontinued operations are the results from our integration business that we sold in 2002.

Net Income (Loss). As a result of the above factors, our net loss increased to $19.6 million in the nine months ended September 30, 2003 compared to net loss of $2.8 million in the same period in 2002.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily through the private placement of shares of convertible preferred stock, to a lesser extent, through borrowings. We continued to experience operating losses during the nine months ended September 30, 2003, and had a net decrease in cash of $14.0 million during the nine month period. At September 30, 2003, we had cash and cash equivalents of $1.2 million compared to cash and cash equivalents of $15.2 million at January 1, 2003.

During the nine months ended September 30, 2003, the economic market remained challenging and sales cycles have been longer than we anticipated. We have made progress in the nine months ended September 30, 2003 to reduce our cash burn by reducing our work force and other significant cost reductions. During the first nine months of 2003, we reduced our workforce by 56 employees. Additionally, we closed our offices in New York, Virginia and Pennsylvania and have been successful in terminating leases or subleasing vacant office space since January 1, 2003. However, we do not have sufficient capital to meet our financial obligations and fund our operations through the quarter ended December 31, 2003. As previously disclosed in our filings with the Securities and Exchange Commission, we had determined that we needed to restructure our existing debt and raise additional debt or equity capital, or engage in another strategic transaction, in order to meet our financial obligations and to continue as a going concern. As a result of our current financial condition, including the level of our indebtedness, we are at or near the zone of insolvency. In the absence of additional capital or a strategic transaction, it is unlikely we will be able to continue to operate as a going concern. Prior to executing the Merger Agreement, we engaged in discussions with numerous potential third party acquirers and investors and considered multiple strategic alternatives. During this process, we actively sought third party investors, including potential investments from certain of our current shareholders, as well as business combination transactions that would have provided additional capital to Viewlocity. We also pursued transactions that involved the sale of Viewlocity. However, none of the potential investors would agree to make an investment in Viewlocity, and none of the potential third-party acquirers, including Viesta, expressed an interest in a transaction that would provide more than nominal consideration to our shareholders. Based on the limited number of alternatives available to us, and an evaluation of these alternatives, our special committee and board of directors concluded that none of the other alternatives available to us would provide a more favorable financial result for our shareholders and creditors than the Merger will provide and that the Merger is in the best interests of our shareholders (other than those shareholders who may invest in Viesta) and our creditors. Our special committee and board of directors reached this conclusion in part because the Merger and debt restructuring will provide our creditors with a greater opportunity to recover more of the amounts owed to them in the future and provide Viewlocity with the working capital necessary to continue as a going concern.

We intend to carefully manage our use of cash and attempt to increase revenues through the closure of the Merger. Pursuant to the terms of the SVB Line Modification (as defined below), our borrowings under the SVB Line (as defined below) mature on the earliest to occur of (i) December 26, 2003, (ii) the date on which either we or Viesta terminate the Merger Agreement, or (iii) the date on which any governmental authority having regulatory authority over us or the Merger makes a final decision to prohibit consummation of the Merger, other than for a reason which is correctible or administrative in nature. Additionally, the WBV Notes (as defined below) will be in default upon the earliest to occur of (i) the termination of the Merger Agreement, (ii) December 31, 2003, (iii) any of our material creditors commencing exercise of their remedies against us, or (iv) the consummation of the Merger if it is not immediately followed by the agreed upon restructuring of the WBV Notes. As a result, in the event the Merger is not consummated and we are not otherwise able to obtain additional capital or consummate other strategic alternatives, it is likely that we will not be able to continue to operate as a going concern. Prior to entering into the Merger Agreement, we engaged in discussions with various potential third party acquirers and investors. None of those acquirers expressed an interest in a transaction that would have provided more than nominal consideration to the holders of our common stock and Series A preferred stock due to the significant level of our outstanding debt and other liabilities.

In the event the Merger is not consummated, there can be no assurance that any other strategic alternatives will be available, or, if available, will be on terms acceptable to our debtholders, our shareholders, or us. Failure to substantially increase revenue and/or obtain additional capital or consummate other strategic alternatives will have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern. Our unaudited consolidated financial statements included herein have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

Cash used in our operating activities was $13.0 million for the nine months ended September 30, 2003 compared to $18.8 million for the nine months ended September 30, 2002. The cash used in operating activities in the nine months ended September 30, 2003 resulted primarily from our net loss from continuing operations of $19.6 million and a net decrease in various working capital components, offset by an impairment charge of $9.3 million. The cash used in operating activities in the nine months ended September 30, 2002 resulted primarily from our net gain on sale of integration business of $18.2 million.

Cash provided by our investing activities was approximately $12.7 million in the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the cash provided by investing activities was primarily from the net cash received from the disposition of our integration business of $15.0 million offset by scheduled payments made in the nine months ended September 30, 2002 regarding our previous acquisition of SC21 Pte. Ltd. of $2.2 million. Cash used by investing activities was not significant for the nine months ended September 30, 2003.

Cash provided by our financing activities was approximately $3.7 million during the nine months ended September 30, 2002 compared to cash used by financing activities of $0.9 million in the same period in 2003. During the nine months ended September 30, 2002, approximately $5.0 million was provided from the issuance of Viewlocity Delaware preferred stock, offset by $0.5 million in payment of capital leases and $0.8 million of debt repayment. During the nine months ended September 30, 2003, approximately $0.5 million was used in payment of capital leases and $0.4 million was used in payment of debt.

As a condition to the Merger, certain of our creditors have agreed to reduce the amounts that we owe to them and to restructure the terms of our obligations to them. The consummation of the Merger and the creditors’ obligation to reduce and restructure our obligations are conditioned upon Viesta receiving at least $7.0 million in equity investments prior to the Merger. Investcorp/(212) Ventures Technology Fund I, L.P. (“Investcorp”) has agreed with Viesta that it will invest at least $7.0 million in Viesta. Below is a summary of our debt restructuring in connection with the Merger.

At September 30, 2003, we had short-term debt of $2.6 million, comprised of $1.1 million outstanding under our line of credit with Silicon Valley Bank (the “SVB Line”) and $1.5 million outstanding under an unsecured note payable to Westbridge Ventures that was due and payable on August 15, 2003 (the “WBV Short-Term Note”). Additionally, we had $6.5 million of long-term debt outstanding to Westbridge Ventures that is due and payable on December 7, 2005 (the “WBV Long-Term Notes” and collectively with the WBV Short-Term Notes, the “WBV Notes”). Additionally, we had approximately $0.8 million outstanding under the CommVest Obligations (as defined below) after giving effect to the Amended CommVest Lease (as defined below).

Silicon Valley Bank Loan Restructuring

Prior to entering into the SVB Line Modification (as defined below), we were in default under the terms of the SVB Line. As a result of our failure to satisfy certain financial covenants as of July 31, 2003, SVB notified us by letter dated August 1, 2003 that we were in default and exercised its right to increase the interest rate payable on the SVB Line by 5% per annum so that, as of August 1, 2003, the interest rate on the line of credit was increased to SVB’s most recent prime rate, plus 6.0% per annum. The default related to our failure to comply with (i) a covenant that requires us to maintain a ratio of at least 1.50 to 1.00 for the period ending July 31, 2003 of (x) the aggregate of our consolidated, unrestricted cash, cash equivalents, net billed accounts receivable and investments with maturities of fewer than 12 months determined according to generally accepted accounting principles, compared to (y) the aggregate amount of our liabilities that mature within one year (other than certain debt that is subordinate to the SVB Line) and (ii) a covenant that requires us to maintain a minimum tangible net worth of $1.0 million through September 30, 2003. Pursuant to the August 1, 2003 notice of default, SVB also notified us that it would not extend any further credit for our benefit or advance us any further money under the SVB Line.

On September 26, 2003, we entered into a Loan Modification Agreement (the “SVB Line Modification”) with SVB, restructuring the terms of the SVB Line to resolve the existing defaults under the SVB Line and to provide us with the ability to borrow additional funds on a short term basis leading up to consummation of the Merger.

The SVB Line Modification will allow us to borrow up to a maximum of $1.6 million under the SVB Line, with $0.9 million of that amount available without regard to our borrowing base, and up to $0.7 million of available credit based upon a borrowing base formula, which is 75% of our eligible accounts receivable. Our ability to borrow money under the SVB Line is subject to the amount of our outstanding letters of credit, which cannot exceed $100,000 outstanding at any one time. As of November [            ], 2003, we have $100,000 outstanding under a single letter of credit, and our total borrowings under the SVB Line were $1.5 million. As a result, we have no additional borrowing available under the SVB Line.

Pursuant to the terms of the SVB Line Modification, our borrowings under the SVB Line mature on the earlier to occur of (i) December 26, 2003, (ii) the date on which either we or Viesta terminate the Merger Agreement, or (iii) the date on which any governmental authority having regulatory authority over us or the Merger makes a final decision to prohibit consummation of the Merger, other than for a reason which is correctible or administrative in nature. Interest is paid monthly at a rate of 10% per annum.

In connection with the SVB Line Modification, we agreed to issue to SVB a warrant to purchase up to 300,000 shares of our Series A preferred stock, at an exercise price of $2.50 per share (the “New SVB Warrant”). For each month or portion thereof that our borrowings under the SVB Line remain outstanding past maturity, we have agreed that the number of shares of our Series A preferred stock issuable upon exercise of the New SVB Warrant shall increase by 150,000 shares. Upon consummation of the Merger, the New SVB Warrant will be terminated and Viesta will issue to SVB a warrant to purchase up to 137,500 shares of Viesta Preferred Shares, at an exercise price of $1.00 per share (the “Viesta SVB Warrant”). Viesta has agreed that for each month or portion thereof that borrowings under the SVB Line remain outstanding past maturity, the number of shares of Viesta Preferred Shares issuable upon exercise of the Viesta SVB Warrant shall increase by 68,750 shares.

The SVB Line is secured by substantially all of our assets, including our cash and cash equivalents. If an event of default occurs under the SVB Line and we do not attempt to cure the default within ten days after it occurs, or if the default is not cured within an additional 30 days, then SVB has certain rights and remedies. These rights and remedies include, but are not limited to, the right to demand immediate payment of all of our outstanding obligations under the SVB Line, to stop advancing us money or extending credit for our benefit and to dispose of the collateral that secures the SVB Line. If SVB demands that we pay all or a portion of the amounts outstanding under the SVB Line, such demand will have a material adverse impact on our ability to continue as a going concern.

The SVB Line, as modified by the SVB Line Modification, will limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness, make loans to or investments in subsidiaries, incur liens, create any consensual limitation on the ability of our subsidiaries to pay dividends, make loans or transfer property to us, engage in transactions with our affiliates, sell assets, make acquisitions and consolidate, merge or transfer all or substantially all of our and our subsidiaries’ assets.

Westbridge Ventures Senior Subordinated Debt Restructuring

Westbridge Ventures holds Viewlocity’s WBV Short-Term Notes due August 15, 2003 and WBV Long-Term Notes due December 7, 2005, and has entered into an agreement with us to restructure the indebtedness under the WBV Notes, subject to consummation of the Merger and certain other conditions. There is currently $1.5 million principal amount outstanding under the WBV Short-Term Notes that was due and payable on August 15, 2003, which we did not pay. We have an additional $6.5 million outstanding principal amount under the WBV Long-Term Notes that is due on December 7, 2005. In connection with the Merger, the holders of the WBV Notes have agreed to forbear from exercising their remedies with respect to the existing payment default under the WBV Short-Term Notes and the cross default due to our defaults under the SVB Line and the Original CommVest Lease (as defined below). This forbearance will terminate upon the earliest to occur of (i) the termination of the Merger Agreement, (ii) December 31, 2003, (iii) any of our material creditors commencing exercise of their remedies against us, or (iv) the consummation of the Merger if it is not immediately followed by the agreed upon restructuring of the WBV Notes. In addition, we are not permitted, without the consent of the holders of the WBV Notes, to enter into any additional indebtedness prior to the consummation of the Merger other than the SVB Line Modification, and, if required, an additional “bridge” loan with economic terms that, taken as a whole, are no less advantageous to us than the terms of the SVB Line Modification, and subject to certain participation rights granted to the holders of the WBV Notes. The holders of the WBV Notes have consented to the Merger on the terms set forth in the Merger Agreement.

The holders of the WBV Notes have agreed, upon consummation of the Merger, to exchange the WBV Notes, together with all accrued and unpaid interest on each, into (i) new Viewlocity notes in an aggregate principal amount of $4 million (the “New Notes”) and (ii) 650,000 of Viesta Preferred Shares. In addition, Viesta has agreed to guaranty the New Notes. The New Notes will accrue interest at a rate of 10% per annum and will mature on the fifth anniversary of the consummation of the Merger. Interest is to be paid-in-kind until we have had at least two consecutive quarters of at least $500,000 positive EBITDA, at which point interest will be payable quarterly in cash.

We will have the right to redeem the New Notes at any time prior to maturity at a purchase price of 115% of the prepaid principal amount plus accrued and unpaid interest to the date of the repurchase. If Viesta experiences a change of control or makes a public offering of any of its securities, holders of the New Notes will have the right to require us to repurchase their notes at a purchase price of 115% of the principal amount of the New Notes, plus accrued and unpaid interest to the date of the repurchase.

The New Notes will be unsecured senior subordinated obligations. They will be subordinated to our indebtedness under the SVB Line and the Amended Commvest Lease, as modified by the SVB Line Modification.

The note purchase agreements governing the New Notes will limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness, make loans to or investments in subsidiaries, incur liens, create any consensual limitation on the ability of our subsidiaries to pay dividends, make loans or transfer property to us, engage in transactions with our affiliates, sell assets, make acquisitions and consolidate, merge or transfer all or substantially all of our and our subsidiaries’ assets.

CommVest Lease Restructuring

In conjunction with the execution of the Merger Agreement, on September 19, 2003, we entered into an Amended and Restated Master Lease Agreement with CommVest (the “Amended CommVest Lease”), which restructured approximately $1.02 million in capital lease obligations we owed to CommVest LLC (the “CommVest Obligations”). The CommVest Obligations represent our remaining obligations for the lease of office and computer equipment under a Master Lease Agreement that we entered into with CommVest LLC in November 1999 (the “Original CommVest Lease”). Our prior defaults under the SVB Line resulted in a cross default under the Original CommVest Lease, and by letter dated August 12, 2003, CommVest notified us that it was declaring the Original CommVest Lease to be in default. The CommVest Obligations are secured by a first priority security interest in certain of our office and computer equipment, and a security interest in substantially all of our other assets which is subordinate to the security interest held by SVB.

Under the terms of the Amended CommVest Lease, CommVest agreed to a 22.5% reduction in the CommVest Obligations, from $1.02 million to $0.79 million. Additionally, CommVest has waived our prior defaults under the Original CommVest Lease. In addition, we agreed with CommVest LLC to make equal monthly payments in satisfaction of the CommVest Obligations in the amount of $37,789.68 per month for 22 months, commencing October 1, 2003. If either Viesta or Viewlocity experiences a change of control, then CommVest can require us to prepay all amounts then owed under the Amended CommVest Lease. The Amended CommVest Lease also limits our ability to, among other things, incur additional indebtedness, pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness, make loans to or investments in subsidiaries, incur liens, create any consensual limitation on the ability of our subsidiaries to pay dividends, make loans or transfer property to us, engage in transactions with our affiliates, sell assets, make acquisitions and consolidate, merge or transfer all or substantially all of our and our subsidiaries’ assets.

Upon an event of default under the Amended CommVest Lease, same as under the Original CommVest Lease, CommVest has certain remedies. These remedies include the right to enter our premises and take possession of all of the office and computer equipment that we lease under the Amended CommVest Lease, demand immediate repayment of any unpaid rent on the equipment, and charge us for liquidated damages. If CommVest repossesses the equipment or demands payment of all amounts due, such actions will have a material adverse impact on our ability to continue as a going concern.

In connection with the Amended CommVest Lease, Viesta has agreed to issue to CommVest upon consummation of the Merger a warrant to purchase up to 75,000 shares of Viesta’s Series A preferred stock, at an exercise price of $1.00 per share (the “Viesta CommVest Warrant”).

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

In November 2002, the FASB reached a consensus on Emergency Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the “Issue”). The guidance in this Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We adopted the provisions of this Issue and it did not have a material impact on the results of our operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. We also indemnify our customers from third party claims of intellectual property infringement relating to our products. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the provisions of this interpretation on January 1, 2003 and the effect of adopting these provisions did not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We do not have any financial instruments that would apply to this statement at September 30, 2003. We will apply the requirements of this statement in future periods when applicable.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is related to changes in interest rates from our borrowing activities. A hypothetical 10% increase or decrease in interest rates related to our variable rate debt ($1.5 million outstanding as of September 30, 2003) would not have a material effect on our results of operations or balance sheet over the next 12 months.

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

PART II-OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

Prior to executing the SVB Line Modification, we were in default under the SVB Line as a result of a deficiency in our borrowing base as compared to the outstanding amount of borrowings under the SVB Line. Our default under the SVB Line resulted in a cross default under the WBV Long-Term Notes and the CommVest Obligations. On September 26, 2003, we entered into the SVB Loan Modification with SVB, restructuring the terms of the SVB Line to resolve the existing defaults under the SVB Line and to provide us with the ability to borrow additional funds on a short term basis leading up to consummation of the Merger. The foregoing defaults and restructuring of debt are discussed in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operation- Liquidity and Capital Resources,” and such discussion is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In a Written Consent in Lieu of a Special Meeting (the “Shareholder Written Consent”), effective as of September 19, 2003, certain of our shareholders took the following actions, in accordance with Georgia Code Section 14-2-704 and Article XI of our Articles of Incorporation:

•	approved the Merger Agreement and the transactions contemplated thereby, including, without limitation, the Merger, with such changes as the board of directors may deem necessary or appropriate;

•	approved, ratified and adopted all of the actions of the company and its officers in connection with the negotiation of the terms of the Merger Agreement and the transactions contemplated thereby;

•	approved the amendment and restructuring of any and all of the company’s loan agreements, security agreements and leases that are deemed necessary or desirable by the board of directors in connection with the Merger Agreement and the transactions contemplated thereby;

•	waived the right to receive any and all material that would have been required to be sent to the shareholders in a notice of a meeting at which these actions would have been submitted to the shareholders for approval, including, without limitation, notice of any applicable dissenters’ rights; and

•	ratified and approved any acts taken or done, or to be taken or to be done, by any director, officer or agent of the company to facilitate these transactions.

The Shareholder Written Consent was executed by holders of 69% of our common stock and Series A preferred stock, voting together as a single class, with the Series A preferred stock voting on an as-converted to common stock basis. Since the actions were taken pursuant to a written consent, there were no votes cast against the actions or withheld, nor were there any abstentions or broker non-votes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger dated as of September 19, 2003, by and among Viewlocity, Merger Sub and Viesta (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on September 23, 2003).

10.1	Amended and Restated Master Lease Agreement dated as of September 19, 2003, between CommVest, LLC and Viewlocity (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on September 23, 2003).

10.2	Amendment and Restatement Agreement dated as of September 19, 2003, among Viewlocity, Viesta, WestBridge Ventures, L.P., TCW Leveraged Income Trust IV, L.P., TCW Shared Opportunity Fund III, L.P. and Shared Opportunity Fund IIB, L.L.C (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on September 23, 2003).

10.3	Second Loan Modification Agreement between Viewlocity, Inc. and Silicon Valley Bank.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On September 23, 2003, we filed a current report on Form 8-K under Item 5 (“Other Information”) announcing we had entered into an agreement to be acquired by Viesta Corporation, a Delaware corporation, pursuant to an Agreement and Plan of Merger, dated as of September 19, 2003, by and among Viewlocity, Viesta Acquisition Corporation, a Georgia corporation and wholly-owned subsidiary of Viesta, and Viesta Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2003.

VIEWLOCTIY, INC.

By:	/s/ C. Jeffrey Simpson
C. Jeffrey Simpson
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ L. Allen Plunk
L. Allen Plunk
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)